Form 10-Q
period 1998-09-30
CELL PATHWAYS HOLDINGS INC
filed 1998-11-12
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.


Commission File Number:    0001066284


                               CELL PATHWAYS, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                        23-246900
             --------                                        ---------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification Number)


                              702 Electronic Drive
                           Horsham, Pennsylvania 19044
           (Address of principal executive office, including zip code)

                                 (215) 706-3800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes ___                   No _X_

At September 30, 1998, registrant was privately held. At November 4, 1998, registrant had concluded a transaction providing for the issuance of approximately 24,248,000 shares of common stock, par value $0.01 and became a reporting company.

                               CELL PATHWAYS, INC.
                          (A development stage company)


                              INDEX TO FORM 10 - Q
                    For the Quarter Ended September 30, 1998


                                                                                                         Page
                                                                                                         ----
PART I            FINANCIAL INFORMATION (Unaudited)

     Item 1       Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30,
                  1998 and December 31, 1997                                                               3

                  Condensed Consolidated Statements of Operations -
                  Three Month And Nine Month Periods Ended September 30,
                  1998 and 1997 and from Inception (August 10, 1990)
                  to September 30, 1998                                                                    4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Month Periods Ended September 31, 1998
                  and 1997 and from Inception (August 10, 1990)
                  to September 30, 1998                                                                    5

                  Notes to the Condensed Consolidated Financial Statements                               6 - 9

     Item 2       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                             10 -15



PART II           OTHER INFORMATION

     Item 6       Exhibits and Reports on Form 8-K                                                        16

                  Signatures                                                                              17

                      CELL PATHWAYS, INC.
                (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE DATA)
                         (UNAUDITED)

                                                                                      Pro Forma
                                                                                     September 30,  September 30,       December 31,
                                                                                         1998           1998                1997
                                                                                         ----           ----                ----
                           ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                         $ 41,909         $ 14,382         $  8,461
     Prepaid expenses and other                                                             600              417              179
                                                                                       --------         --------         --------
                 Total current assets                                                    42,509           14,799            8,640
                                                                                       --------         --------         --------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
     Furniture and equipment                                                              1,966            1,717              518
     Leasehold improvements                                                                  --               --            1,258
     Building and land                                                                       --               --               --
                                                                                       --------         --------         --------
                                                                                          1,966            1,717            1,776
     Less - Accumulated depreciation and amortization                                      (335)            (260)            (133)
                                                                                       --------         --------         --------
                                                                                          1,631            1,457            1,643

DEFERRED OFFERING COSTS                                                                      --              507              470

RESTRICTED CASH                                                                             603              603              199

DEPOSITS                                                                                     20               20               28
                                                                                       --------         --------         --------
                                                                                       $ 44,763         $ 17,386         $ 10,980
                                                                                       ========         ========         ========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                                  $  1,048         $    895         $    209
     Accrued leasehold improvement costs                                                    587              587            1,053
     Accrued compensation                                                                    61               61              180
     Accrued offering costs                                                                  --              298              441
     Other accrued liabilities                                                            1,998              220            1,321
     Notes payable                                                                          189              189               53
                                                                                       --------         --------         --------
                 Total current liabilities                                                3,883            2,250            3,257

LONG-TERM LIABILITIES:
     Note payable, net of current portion                                                   146              146                9
                                                                                       --------         --------         --------
REDEEMABLE PREFERRED STOCK, $.01 par value, 61,250 shares
     authorized, 0, 61,250 and 61,250 issued and outstanding,
     redeemable for a total of $1,092                                                        --            1,092            1,092
                                                                                       --------         --------         --------
STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 5,000,000 shares authorized and none issued and outstanding pro forma, Convertible Preferred Stock, $.01 par value,
        18,400,000 and 13,000,000 shares authorized, 15,614,266 and
        10,968,387 shares issued and outstanding, with an aggregate liquidation
        preference of $55,160 and $33,217                                                    --           53,562           32,158
     Common Stock $.01 par value, 70,000,000 shares authorized and 24,248,761, issued and outstanding pro forma. 22,400,000 shares authorized, 2,990,095
        and 2,990,095 issued and outstanding                                                242               30               30
     Additional paid-in capital                                                          80,645              459              456
     Stock subscription receivable from issuance of Common Stock                            (37)             (37)             (37)
     Deficit accumulated during the development stage                                   (40,116)         (40,116)         (25,985)
                                                                                       --------         --------         --------
                 Total stockholders' equity                                              40,734           13,898            6,622
                                                                                       ========         ========         ========
                                                                                       $ 44,763         $ 17,386         $ 10,980
                                                                                       ========         ========         ========


   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)




                                                                                                                       Period From
                                                                                                                        Inception
                                                      Three Months Ended                  Nine Months Ended            (August 10,
                                                          September 30,                      September 30,              1990) to
                                                 ------------------------------      -----------------------------    September 30,
                                                      1998              1997             1997             1998            1998
                                                 ------------      ------------      ----------       ------------    -------------

EXPENSES:
     Research and development                    $      4,969      $      2,362      $    11,866      $      5,586      $ 32,944
     General and administrative                           801               243            2,768               584         7,323
     Provision for redemption of the
       Redeemable Preferred Stock                          --             1,017               --             1,017         1,017
                                                 ------------      ------------      -----------      ------------      --------
                   Total expenses                       5,770             3,622           14,634             7,187        41,284

INTEREST INCOME                                           259               165              503               288         1,168
                                                 ------------      ------------      -----------      ------------      --------
NET LOSS                                         $     (5,511)     $     (3,457)     $   (14,131)     $     (6,899)     $(40,116)
                                                 ============      ============      ===========      ============      ========

Basic and diluted net loss per common share      $      (1.84)     $      (1.18)     $     (4.73)     $      (2.47)
                                                 ============      ============      ===========      ============

Shares used in computing basic and diluted
     net loss per common share                      2,990,095         2,927,554      $  2,990,095         2,788,415
                                                 ============      ============      ============      ============

Pro forma basic and diluted net loss per
     common share                                $      (0.23)     $      (0.18)     $     (0.64)     $      (0.39)
                                                 ============      ============      ===========      ============

Share used in computing pro forma basic
     and diluted net loss per common share         24,170,114        19,368,918       22,033,802        17,499,298
                                                 ============      ============      ===========      ============


   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        For the
                                                                                                      Period From
                                                                                                       Inception
                                                                         Nine Months Ended            (August 10,
                                                                            September 30,              1990) to
                                                                     --------------------------      September 30,
                                                                       1998              1997             1998
                                                                     ---------        ---------      -------------

OPERATING ACTIVITIES:
    Net loss                                                         $(14,131)        $ (6,899)        $(40,116)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities
    Depreciation expense and other                                        130               41              260
    Issuance of Common Stock for services                                  --               --               12
    Provision for redemption of Redeemable Preferred
      Stock                                                                --            1,017            1,017
    Write-off of deferred offering costs                                  470               --              470
    Other                                                                  --                5               (9)
    Increase in prepaid expenses                                         (238)              (6)            (417)
    Increase (decrease) in accounts payable and
      accrued liabilities                                                (764)             (64)             800
    Increase (decrease) in accrued compensation                          (119)              --               61
                                                                     --------         --------         --------
         Net cash flows used in operating activities                  (14,652)          (5,906)         (37,922)
                                                                     --------         --------         --------
 INVESTING ACTIVITIES:
    Purchase of equipment and leasehold improvements                   (2,722)            (193)          (3,445)
    Sale of leasehold improvements                                      3,000               --            3,000
    Cash received from deposits                                             9               --                9
                                                                     --------         --------         --------
         Net cash flows provided by/(used in)
         investing activities                                             287             (193)            (436)
                                                                     --------         --------         --------
FINANCING ACTIVITIES:
    Proceeds from issuance of Convertible Preferred
      Stock, net of related offering costs                             21,404           16,548           47,243
    Proceeds from exercise of warrants to purchase
      Series E and Series F Convertible Preferred Stock                    --              318              473
    Decrease in shareholder receivable                                    --                3               24
    Cash received for Common Stock options exercised                       --              107              181
    Cash paid for deferred offering costs                                (651)             (83)            (680)
    Proceeds from bridge loan                                              --               --              791
    Partner cash contributions                                             --               --            5,312
    Increase in restricted cash                                          (404)              (2)            (604)
    Proceeds from borrowings                                               --               --              150
    Repayment of borrowings                                               (63)             (36)            (150)
                                                                     --------         --------         --------
         Net cash flows provided by financing activities               20,286           16,855           52,740
                                                                     --------         --------         --------
Net increase in cash and cash equivalents                               5,921           10,756           14,382

CASH AND CASH EQUIVALENTS, beginning of period                          8,461              645               --
                                                                     --------         --------         --------
CASH AND CASH EQUIVALENTS, end of period                             $ 14,382         $ 11,401         $ 14,382
                                                                     ========         ========         ========
SUPPLEMENTAL DISCLOSURES OF NONCASH
     FINANCING ACTIVITIES:
    Accrual of leasehold improvements payables                       $     --         $     --         $  1,359
                                                                     ========         ========         ========
    Accrual of deferred offering costs                               $    507         $     --         $    948
                                                                     ========         ========         ========
    Conversion of partners' investment to Preferred Stock            $     --         $     --         $  4,927
                                                                     ========         ========         ========
    Conversion of bridge loan to Convertible
      Preferred Stock                                                $     --         $     --         $    800
                                                                     ========         ========         ========
    Issuance of Convertible Preferred Stock to
      investment advisors                                            $     --         $    115         $    261
                                                                     ========         ========         ========
    Issuance of Common Stock as payment of
      management bonus                                               $     --         $     --         $     59
                                                                     ========         ========         ========
    Sale of Common Stock in exchange for stock
      subscription receivable                                        $     --         $     37         $     37
                                                                     ========         ========         ========
    Sale of Convertible Preferred Stock in exchange for
      stock subscription receivable                                  $     --         $     37         $    239
                                                                     ========         ========         ========
    Issuance of Common Stock as payment for
      accounts payable                                               $     --         $     37         $     37
                                                                     ========         ========         ========


   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A development stage company)


                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)



1.   ORGANIZATION AND BASIS OF PRESENTATION:

     The Registrant
     The Registrant was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. The business was established in 1990 and its principal focus has been the development and commercialization of products to prevent and treat cancer. As of September 30, 1998 such Company had an accumulated deficit during the development stage of $40.1 million. The condensed consolidated financial statements as of September 30, 1998 are those of the Registrant's parent and the Registrant. On November 3, 1998, the Registrant acquired both its parent company and Tseng Labs, Inc., ("Tseng"), pursuant to a registration statement on Form S-4 (the "Registration Statement") which became effective in September 1998. The Registrant became a publicly traded company as of November 4, 1998.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Quarterly Financial Information and Results of Operations
     The consolidated financial statements as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for these interim periods. The consolidated results of operations for the three month and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year. The September 30, 1998 and 1997 condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-4.

     Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET:

     On November 3, 1998, Registrant completed a financial acquisition of Tseng (a publicly held shell company with net assets of approximately $28,500,000 whose principal asset was cash), in which CPI issued to Tseng stockholders approximately 5,510,781 shares of the Registrant's Common Stock. In connection with the transaction the Company incurred transaction costs and severance of approximately $2,800,000. Immediately prior to consummation of the transaction, warrants to purchase 65,076 shares of Series E Preferred Stock were exercised, and all outstanding shares of Redeemable Preferred Stock converted into $546,000 in cash consideration and 33,052 shares of the Registrant's Common Stock. Upon consummation of the transaction all of the outstanding shares of Convertible Preferred Stock converted into 15,679,341 shares of the Registrant's Common Stock. During October 1998, Tseng completed the sale of real estate comprised of building and land for net cash proceeds of $2.6 million. The unaudited pro forma condensed consolidated balance sheet reflects the above activity as if it had occurred on September 30, 1998.

     The transaction was accounted for as a reorganization with the sale of approximately 23% of the outstanding shares of the Registrant's Common Stock in exchange for Tseng's cash and other net assets. The most significant non-cash asset was Tseng's former operating facility (approximately $2.4 million net book value at September 30, 1998) which was sold for approximately book value in October 1998.

4. BASIC AND DILUTED NET LOSS PER COMMON SHARE AND PRO FORMA BASIC AND DILUTED NET LOSS PER COMMON SHARE:

     The Company has provided basic and diluted net loss per common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

     Basic and diluted net loss per common share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Common Stock issuable upon exercise or conversion of options, warrants, Convertible Preferred Stock and warrants to purchase Convertible Preferred Stock and upon the redemption of the redeemable Preferred Stock have not been included in the calculation of diluted net loss per common share since the result would be anti-dilutive.

     Options and warrants to purchase 1,233,755 and 511,210 shares of Common Stock at weighted average exercise prices of $4.44 and $2.10 per share; warrants to purchase 422,188 and 243,457 shares of Preferred Stock convertible into Common Stock at weighted average exercise prices of $4.20 and $3.43 per share, and Preferred Stock convertible into 15,614,266 and 10,968,387 shares of Common Stock at weighted average exercise prices of $4.18 and $3.29 per share, were outstanding as of September 30, 1998 and 1997, respectively, and were are not included in the diluted net loss per common share calculations as they would be anti-dilutive. In addition, 33,052 shares of Common Stock issued upon the redemption of the Redeemable Preferred Stock are not included in the diluted net loss per common share calculations as they would be anti-dilutive.

     Pro forma basic and diluted net loss per common share for the three month and the nine month periods ending September 30, 1998 and 1997 assumes that the Common Stock issued upon conversion of the outstanding Convertible Preferred Stock and the redemption of the Redeemable Preferred Stock for $546,000 of cash consideration and 33,052 shares of Common Stock at the time of the transaction have been outstanding using the if-converted method, and 65,076 shares of Common Stock issued upon the exercise of warrants to purchase Series E Convertible Preferred Stock and the issuance of 5,510,781 shares of Common Stock to Tseng shareholders, at the time of the Transactions have been outstanding using the treasury stock method. Options to purchase 517,197 shares of Common Stock upon exercise of outstanding options of Tseng have been excluded as they would be anti-dilutive.

     The following is a reconciliation of the numerator and denominator of basic and diluted net loss per common share (in thousands, except share and per share data):

                                                            Three Months Ended                         Nine Months Ended
                                                               September 30,                             September 30,
                                                               -------------                             -------------
                                                         1998                 1997                 1998                  1997
                                                     ------------         ------------         ------------         ------------
Loss (numerator)                                     $     (5,511)        $     (3,457)        $    (14,131)        $     (6,899)
Weighted average Common Stock outstanding
   (denominator)                                        2,990,095            2,927,554            2,990,095            2,788,415
                                                     ------------         ------------         ------------         ------------

         Basic and diluted net loss per
           common share                              $      (1.84)        $      (1.18)        $      (4.73)        $      (2.47)
                                                     ============         ============         ============         ============


Pro forma denominator:
Weighted average Common Stock outstanding               2,990,095            2,927,554            2,990,095            2,788,415
Conversion of Convertible Preferred Stock,
   redemption of Redeemable Preferred Stock,
   issuance of Common Stock upon the exercise
   and conversion of warrants to purchase
   Series E Convertible Preferred Stock, and
   issuance of Common Stock to Tseng
   shareholders                                        21,180,019           16,441,364           19,043,707           14,710,883
                                                     ------------         ------------         ------------         ------------
                                                       24,170,114           19,368,918           22,033,802           17,499,298
                                                     ============         ============         ============         ============

Pro forma basic and diluted net loss per
common share                                         $      (0.23)        $      (0.18)        $      (0.64)        $      (0.39)
                                                     ============         ============         ============         ============

5.   SERIES G CONVERTIBLE PREFERRED STOCK:

     In April and May 1998, the Company effected a private offering of Series G Convertible Preferred Stock and related warrants at $4.75 per share. As of June 30, 1998, the Company had issued 4,556,249 shares of Series G Convertible Preferred Stock and warrants to purchase 227,793 additional shares of Convertible Preferred Stock, resulting in proceeds to the Company of $21,404,000. The warrants are exercisable until the earlier of May 1, 2000, or the sale of substantially all of the assets of the Company. In addition, the Company issued 89,630 shares of Series G Convertible Preferred Stock as compensation for services rendered in connection with the offering of the Series G Convertible Preferred Stock. All Series G Convertible Preferred Stock was converted to Common Stock of the Registrant after September 30 ,1998 in the transaction described in Note 3.

6.   DEBT:

     In March 1996, the Company borrowed $150,000 from a bank. The note bore interest at a rate of 7.79% and was payable in equal monthly installments through March 1999. During the nine months ended September 30, 1998, the note was repaid.

     In September 1998, the Company entered into a capital lease agreement. The lease bears interest at a rate of 12% and is payable in equal monthly installments through March 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with Cell Pathways, Inc. ("CPI") financial statements and notes thereto included in the Company's Registration Statement on Form S-4 (the "Registration Statement") filed with the Securities and Exchange Commission and effective September 1998. When used in this discussion, the words "expects" and "plans" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the risks discussed below, the risks discussed in the section of the Registration Statement entitled "Risk Factors" and the risks discussed elsewhere in the Registration Statement.

OVERVIEW

         CPI is a pharmaceutical company focused on the development and commercialization of products to prevent and treat cancer. From the inception of CPI's business in partnership form in 1990, CPI's operating activities have related primarily to conducting research and development, raising capital and recruiting personnel. The business converted from partnership to corporate form in September 1993. Historically, CPI conducted its business with few direct employees and many consultants. In the four years leading to the filing of an Investigational New Drug application with the Food and Drug Administration ("FDA") in December 1993, to permit the commencement of human clinical trials of CPI's first product candidate, PREVATAC(TM) exisulind, CPI spent a total of $4.6 million. Annual expenses were $3.2 million, $4.8 million and $10.7 million in 1995, 1996 and 1997, respectively. Expenses for the first nine months of 1998 were $14.6 million.

         In adenomatous polyposis coli ("APC"), Phase I clinical trials for PREVATAC(TM) exisulind began in February 1994; Phase I/II clinical trials began in August 1995; and Phase III clinical trials were initiated in the second quarter of 1997 and are expected to conclude in January 1999. In December 1997, CPI initiated Phase II/III trials of PREVATAC(TM) exisulind for the treatment of sporadic adenomatous colonic polyps (patient enrollment continuing) and for the prevention of prostate cancer recurrence (patient enrollment completed in the third quarter of 1998) as well as a pilot study of PREVATAC(TM) exisulind for the treatment of lung cancer. In addition, a Phase II/III trial of PREVATAC(TM) exisulind for prevention of breast cancer recurrence (patient enrollment continuing) was initiated in February 1998. CPI plans to initiate Phase II trials for the treatment of Barrett's Esophagus and bronchial dysplasia in the fourth quarter of 1998.

         On November 3, 1998, CPI completed a financial acquisition of Tseng Labs, Inc. ("Tseng"), (a publicly held shell company with net assets of $28.5 million, principally comprised of $27.8 million of cash at September 30, 1998, and, subsequent to the transaction, a subsidiary of CPI), in which CPI issued to Tseng stockholders 5.5 million shares of CPI Common Stock. Such transaction was approved by the respective stockholders of both companies. As it is anticipated that Tseng will have no operations after such transaction, the transaction will be accounted for as an exchange of approximately 23% of CPI Common Stock for Tseng's assets. CPI's historical financial statements will be the financial statements of the combined company.

         CPI has not received any revenue from the sale of products, and no product candidate of CPI has been approved for marketing. Accordingly, CPI's income has been limited to interest income from investments, and CPI's primary source of capital has been the sale of its equity securities and the aforementioned transaction with Tseng completed on November 3, 1998. As of September 30, 1998, CPI's accumulated deficit was $40.1 million and its unrestricted cash and investments were $14.4 million ($41.9 million on a pro forma basis including the transaction with Tseng net of expenses associated with the Tseng transaction and severance payments triggered by the transaction and including the sale of Tseng real estate, in October 1998, resulting in net proceeds of $2.6 million). CPI anticipates that it will continue to incur additional operating losses for the next several years. There can be no assurance that CPI's products will be approved for marketing, that CPI will attain profitability or, if profitability is achieved, that CPI will remain profitable on a quarterly or annual basis in the future.

RESULTS OF OPERATIONS

         Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997. Total expenses for the three months ended September 30, 1998 were $5,770,000, an increase of $2,148,000 from the same period in 1997. Research and development expenses for the third quarter ended September 30, 1998 were $4,969,000, an increase of $2,607,000 from the same period in 1997. Such increase was primarily due to the procurement of clinical trial supplies of PREVATAC(TM) exisulind in the third quarter of 1998, expenses associated with the Company's clinical trials in APC, sporadic colonic polyps, prostate and breast cancer recurrence and lung cancer, and additional personnel in 1998 to support the in-house activities of research, and additional personnel required to manage the Company's expanded clinical and new product development activities. General and administrative expenses were $801,000 for the three months ended September 30, 1998, an increase of $558,000 from the same period in 1997. Such increase was primarily the result of an increase in personnel related activities, principally salary, travel and recruitment expenses, consulting expenses for management information systems, marketing research and public and investor relations, and facility expenses associated with CPI's new facility. Such increases in research and development and general and administrative expenses in the third quarter of 1998 were partially offset by a provision of $1,017,000, recorded in the third quarter of 1997, for the redemption of CPI Redeemable Preferred Stock as CPI's preparations for a registration of its stock made it probable that such redemption would occur.

         Interest income was $259,000 in the third quarter of 1998, an increase of $94,000 from the third quarter of 1997, due to the higher cash balances resulting from the Series G Convertible Preferred Stock financing in the first half of 1998 which resulted in net proceeds of $21.4 million.

         Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997. Total expenses for the nine months ended September 30, 1998 were $14,634,000, an increase of $7,447,000 from the same period in 1997. Research and development expenses for the first three quarters of 1998 were $11,866,000, an increase of $6,280,000 from 1997. Such increase was primarily due to the procurement of clinical trial supplies of PREVATAC(TM) exisulind principally in the third quarter of 1998, expenses associated with the Company's clinical trials in APC, sporadic colonic polyps, prostate and breast cancer recurrence and lung cancer and additional personnel in 1998 to support the in-house activities of research, and additional personnel required to manage the Company's expanded clinical and new product development activities. General and administrative expenses were $2,768,000 for the nine months ended September 30, 1998, an increase of $2,184,000 from the same period in 1997. Such increase was primarily due to a charge of approximately $715,000 for expenses related to CPI's initial public offering which was not undertaken, an increase in personnel related activities, principally salary, travel and recruitment expenses, consulting expenses for management information systems, marketing research and public and investor relations, and facility expenses associated with the Company's new facility. Such increases in research and development and general and administrative expenses, for the first nine months of 1998, were partially offset by a provision of $1,017,000, recorded in the third quarter of 1997, for the redemption of CPI Redeemable Preferred Stock as CPI's preparations for a registration of its stock made it probable that such redemption would occur.

         Interest income was $503,000 in the first nine months of 1998, an increase of $215,000 from the same period in 1997, due to the higher cash balances resulting from the sale of the Series G Convertible Preferred Stock financing in the first half of 1998 and which resulted in net proceeds of $21.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         CPI has financed its operations since inception primarily with the net proceeds received from private placements of equity securities. These placements generated net proceeds of approximately $53.6 million from inception through September 30, 1998. Net cash generated by financing activities was $20,286,000 and $16,855,000 for the nine months ended September 30, 1998 and 1997, respectively, primarily reflecting the sale of equity securities. The Series F Convertible Preferred Stock private placement, which commenced in December 1996 and concluded in June 1997, raised $17.6 million. The CPI Series G Convertible Preferred Stock private placement in April and May of 1998 raised $21.4 million. On November 3, 1998, CPI completed a transaction in which CPI issued to Tseng stockholders 5.5 million shares of CPI common stock to acquire Tseng, whose assets consisted predominantly of cash which at September 30, 1998 was approximately $27.8 million.

         At September 30, 1998, CPI had cash and cash equivalents of $14.4 million (excluding restricted cash of $603,000). CPI's cash position increased by $5.9 million for the nine month period ended September 30, 1998, primarily reflecting the net proceeds of the private placement of Series G Preferred Stock less operating expense and capital expenditures. CPI invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government treasuries. As of September 30, 1998 the pro forma cash and cash equivalent position of CPI, including the cash and cash equivalents of Tseng, was $41.9 million, net of expenses associated with the Tseng transaction and severance payments triggered by the transaction and including the sale of Tseng real estate, in October 1998, resulting in net proceeds of $2.6 million. CPI had $603,000 in a restricted account pledged as security for a letter of credit for the security deposit under the lease of its Horsham, Pennsylvania facility, and as security to a letter of credit for a portion of a software lease commitment.

         During the first nine months of 1998, the Company acquired approximately $1.2 million in laboratory equipment for its new research laboratories in its Horsham Facility. The Company plans to seek financing for such acquisitions in 1998; however, there can be no assurance that such financing will be available on terms acceptable to CPI, if at all.

         CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten year lease which expires in 2008 and which contains two five - year renewal options. In June 1998, CPI completed a financing transaction with a public Real Estate Investment Trust ("REIT") whereby CPI now leases the facility from the REIT. In connection therewith, in June 1998 CPI received a one-time payment of $3 million toward improvements previously made and to be made to such facility for laboratories and office space. CPI vacated its 7,900 square feet facility in Aurora, Colorado at the end of July 1998; the lease expires in June 1999. CPI has consolidated all operations from the Aurora facility into the Horsham facility.

         In August 1998, Tseng entered into a definitive agreement to sell the real estate which was leased to a third party. The sale of the real estate for approximately $2.6 million of net proceeds was completed in October 1998 and is included in the pro forma balance sheet as of September 30, 1998.

         CPI anticipates that annual expenditures for preclinical studies, clinical trials, product development, research, selling and marketing, and general and administrative expense will increase significantly in future years. In anticipation of the possible FDA approval for the marketing of PREVATAC(TM) exisulind, CPI has begun in the second half of 1998 to prepare for the commercialization of CPI's first product and plans to accelerate such preparation in 1999, adding substantial additional expense. However, there can be no assurance that CPI will be able to successfully complete the clinical development of PREVATAC(TM) exisulind for APC or any other indication, that the FDA will grant approval within the time frame expected, if at all, that the other developments or expansions in CPI's programs of research, development and commercialization will not require additional funding or encounter delays or that, in light of these or other circumstances, CPI will be able to achieve the planned levels of revenue, expense and cash flow.

         CPI plans to finance its anticipated growth and development largely through equity financings, as needed. CPI anticipates that, if there are delays in its current programs or if its current programs of research and development yield expansion opportunities, CPI would seek additional financing, whether through public or private equity or debt financings, corporate alliances or through combinations thereof. There can be no assurance that additional equity or debt financing will be available on terms acceptable to CPI, if at all. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants. If additional funds should be needed but are not available, CPI may be required to curtail its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by CPI to raise capital on acceptable terms if and when needed would have a material adverse effect on CPI's business, financial condition and results of operations.

INFLATION

         CPI does not believe that inflation has had any significant impact on CPI's business to date.

INCOME TAXES

         As of December 31, 1997, CPI had approximately $20.9 million of net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOLs are subject to examination by the federal and state tax authorities and expire between 2008 and 2012.

         Prior to its conversion into corporate form, the business had accumulated losses totaling approximately $3.9 million. For tax purposes, these losses were distributed to the partners in accordance with the provisions of the partnership agreement of CPI's predecessor partnership. Thus, these losses, while included in the financial statements of CPI, are not available to offset future taxable income, if any, of CPI.

         The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on CPI's ability to utilize its NOLs from tax periods prior to the ownership change. CPI believes that the closing of the Tseng transaction on November 3, 1998 triggered such a limitation. However, CPI does not expect such limitation to have a significant impact on its operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 has been adopted in CPI's fiscal 1998 financial statements and had no impact on CPI's financial position or results of operations. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is required to be adopted for CPI's 1998 year-end financial statements. The adoption of this pronouncement is expected to have no impact on CPI's financial statements as CPI currently operates in one segment.

RISKS ASSOCIATED WITH THE YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions and information, send invoices, or engage in similar normal business activities.

         CPI does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since CPI has reviewed its existing systems and they correctly define the Year 2000. Non-information technology systems that utilize embedded technology, such as microcontrollers, may also face Year 2000 issues. However, the Company believes that it does not have significant Year 2000 issues related to non-information technology systems and is currently reviewing these systems. This review is expected to be completed during 1998.

         In addition, CPI is conducting an analysis to determine the extent to which its major vendors' systems (insofar as they relate to CPI's business) are subject to the Year 2000 issue. This review is expected to be completed during 1998. CPI is currently unable to predict the extent to which it would be vulnerable to its vendors' failure to remediate any Year 2000 issues on a timely basis. The failure of a major vendor subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with CPI's systems could have a material adverse effect on CPI. However, CPI's activities to date have related primarily to conducting research and development activities and as a result are not significantly dependent on external third-party systems. All new contractual arrangements with third parties require assurance that the third party is Year 2000 compliant.

         To date CPI has not made any contingency plans to address third-party Year 2000 risks. CPI plans to formulate contingency plans to the extent necessary in 1999. Historical and estimated costs directly related to Year 2000 issue remediation have been and are expected to be immaterial as CPI's past and future infrastructure has been built with Year 2000 issues in mind and to minimize these issues. Based on information now known to CPI, the Company does not expect to incur material costs in addressing the Year 2000 issue, nor does the Company believe that it will be required to make material capital expenditures to a normal replacement schedule with only immaterial opportunity costs of CPI personnel to ensure new systems and third parties are Year 2000 compliant.

Part II.  Other Information

Item 1.  None

Item 2.  None

Item 3.  None

Item 4.  None

Item 5.  None

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following is a list of exhibits filed as part of the Form 10-Q.

         27.1.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    CELL PATHWAYS,  INC.


Dated:  November 10, 1998           By:  /s/ Robert J. Towarnicki
                                    -----------------------------
                                    Robert J. Towarnicki

                                    President, Chief Executive Officer and
                                    Director (Principal Executive Officer)



Date:  November 10, 1998            By:  /s/ Brian J. Hayden
                                    -----------------------------
                                    Brian J. Hayden

                                    Chief Financial Officer; Vice President -
                                    Finance; Treasurer (Principal Financial
                                    and Accounting Officer)