Form 10-K
period 1998-12-31
CELL PATHWAYS HOLDINGS INC
filed 1999-03-29
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        Commission file number 0001066284

                                 --------------

                               CELL PATHWAYS, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                       702 ELECTRONIC DRIVE                  23-2969600
(State or other jurisdiction of              HORSHAM, PA 19044                (I.R.S. Employer
 incorporation or organization)   (Address of principal executive offices)   Identification No.)

                                 (215) 706-3800
                         (Registrant's telephone number,
                              including area code)

                                ----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, $ .01 Par Value Per Share
                         Preferred Stock Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1999 was approximately $139,238,000, based upon the last reported sales price of the Registrant's Common Stock on the Nasdaq National Market.

     As of March 1,1999 there were 24,315,013 shares of the Registrant's Common Stock outstanding.

                              ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 22, 1999, are incorporated by reference into
Part III of this report. Other documents incorporated by reference are listed in the Exhibit Index.

                               CELL PATHWAYS, INC.
                                    FORM 10-K

Part I
  Item 1.   Business.........................................................   1
            Overview.........................................................   1
            Business Strategy................................................   2
            Carcinogenesis...................................................   2
            CPI Technology...................................................   3
            Products in Development..........................................   5
            National Cancer Institute and Other Third-Party Arrangements.....  12
            Scientific Advisory Board........................................  13
            Patents, Trademarks and Proprietary Technology...................  14
            Competition......................................................  16
            Government Regulation............................................  17
            Manufacturing....................................................  20
            Marketing and Sales..............................................  20
            Employees........................................................  21
            Executive Officers and Key Employees.............................  21
            Risk Factors.....................................................  23
  Item 2.   Properties.......................................................  30
  Item 3.   Legal Proceedings................................................  30
  Item 4.   Submission of Matters to a Vote of Security Holders..............  31
Part II
  Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters..............................................  32
  Item 6.   Selected Financial Data..........................................  33
  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................  33
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......  38
  Item 8.   Financial Statements and Supplementary Data......................  38
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........................................  38
Part III
  Item 10.  Directors and Executive Officers of the Registrant................ 39
  Item 11.  Executive Compensation...........................................  39
  Item 12.  Security Ownership of Certain Beneficial Owners and Management...  39
  Item 13.  Certain Relationships and Related Transactions...................  39
Part IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  40

  Signatures.................................................................  42

                                     PART I

ITEM 1.  BUSINESS

         Certain statements made in this report, and oral statements made with respect to this report, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include those which express plan, anticipation, intent, estimation, belief, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors, the costs, delays and uncertainties inherent in basic pharmaceutical research, drug development and clinical trials; the uncertainty of obtaining regulatory approval, and the timing and scope of any approval received; acceptance by providers of healthcare reimbursement; the validity, scope and enforceability of patents; the actions of competitors; dependence upon third parties; product liability; and other risks detailed in Cell Pathways, Inc. reports filed under the Securities Exchange Act of 1934, including the section under Item 1 of this report entitled "Risk Factors". The Company undertakes no obligation to update or revise the statements made in this report.

OVERVIEW

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998, successor to, a Delaware corporation of the same name. As the context requires, "CPI" or the "Company" is used herein to signify the successor and/or the predecessor corporations.

         CPI is a pharmaceutical company focused on the research, development and commercialization of products to prevent cancer and to treat cancer. CPI's technology may also prove to have applicability beyond the field of cancer.

         The Company's technology is based upon its discovery of a novel mechanism which the Company believes, based on its research, can be targeted to induce selective apoptosis, or programmed cell death, in precancerous and cancerous cells without affecting normal cells. CPI has created a new class of selective apoptotic anti-neoplastic drugs ("SAANDS") and has synthesized over 500 new chemical compounds in this new class. In screening assays, over 200 of these new compounds display significantly greater apoptotic potency than CPI's lead drug candidate, PREVATAC(TM) exisulind.

         CPI commenced clinical trials of its lead compound, PREVATAC(TM) exisulind (previously known as FGN-1(TM) exisulind), in 1994. By 1997, that clinical trial program had expanded to include several indications. In December 1998, CPI filed an investigational new drug application ("IND") with the Food and Drug Administration ("FDA") in order to commence the clinical trial program of a second compound, CP 461. Description of these clinical trials is set forth below under "Products in Development." PREVATAC(TM) exisulind and CP 461 are the only product candidates for which the Company has filed an IND and which during 1999 the Company expects to be studying in clinical trials.

BUSINESS STRATEGY

         CPI's objectives are to be a leader in the development of pharmaceutical products to prevent cancer and to treat cancer, and to build an integrated pharmaceutical company focused on the oncology market. To meet these objectives CPI intends to:

                  - Pursue accelerated clinical development of PREVATAC(TM) exisulind, initially in indications where small clinical trials with clear endpoints may yield statistically significant results.

                  - Utilize CPI's proprietary technology to develop additional SAANDS such as CP 461 for cancer therapy and for cancer chemoprevention.

                  - Commercialize products directly to focused physician groups. CPI intends to establish its own focused sales force to promote products in the U.S. targeted at diseases that are treated by relatively small, well-defined groups of physicians.

                  - Develop strategic collaborations for research, development and/or commercialization. CPI will seek to establish strategic relationships for the development and commercialization of potential products for indications that would require significant development resources and/or significant marketing and sales resources. CPI is seeking partners for international development and commercialization of potential products.

                  - Selectively and opportunistically acquire technologies, products and/or companies devoted to the prevention, diagnosis and treatment of cancer.

CARCINOGENESIS

         Cancer results from a sequence of changes involving the genes of cells which eventually leads to abnormal and uncontrolled cell proliferation. This multi-stage process is known as carcinogenesis and generally results from a combination of factors which occur over a period of years. Certain factors, such as inherited genetic defects, are present at birth. Other factors that may contribute to carcinogenesis include environmental exposures and the aging process. Carcinogenesis is first recognized clinically when abnormal cells become visible to a screening procedure or reach a size or location sufficient to create clinical signs and symptoms. The clinical emergence may occur many years following the events which first initiated carcinogenesis. Generally, cells characterized by abnormal growth that may lead to cancer but have not yet invaded surrounding tissue are termed precancerous.

         Precancerous Lesions. Many cancers are preceded by precancerous lesions, which are accumulations of abnormal cells. Because precancerous lesions are usually asymptomatic, the ability to identify and monitor them and to intervene clinically before the possible development of cancer is dependent upon diagnostic screening tests. Recent years have seen broader applications of screening tests which have varying degrees of reliability and predictability. These screening tests include the Pap smear, flexible sigmoidoscopy and the Prostate Specific Antigen ("PSA") test. In addition, there have been recent advances in genetic screening, such as the BRCA1 and BRCA2 tests to detect individuals with a higher risk of developing breast cancer in the future.

         Precancerous lesions are most often diagnosed in epithelial tissues, such as the skin or the inside surface of organs, including the intestine, cervix, bladder and prostate. The following table lists examples of epithelial precancerous lesions, the types of cancer to which such lesions can progress and the diagnostic screening tests currently in use to detect such lesions.

                   EXAMPLES OF EPITHELIAL PRECANCEROUS LESIONS

                                                           CONVENTIONAL
TYPE OF LESION                        RELATED CANCER   METHOD OF DIAGNOSIS
--------------                        --------------   -------------------
Actinic Keratosis                     Skin             Visual examination

Adenomatous Colonic Polyp             Colorectal       Endoscopy (sigmoidoscopy
                                                       or colonoscopy)

Barrett's Esophagus                   Esophageal       Endoscopy (esophagogastroscopy)
Bronchial or Lung Dysplasia           Lung             Sputum cytology
Cervical Intraepithelial Neoplasia    Cervical         Papanicolau (Pap) smear

Prostatic Intraepithelial Neoplasia   Prostate         Prostate Specific Antigen (PSA)
                                                       and digital rectal examination

Transitional Cell Carcinoma
in situ (earliest stage)              Bladder          Cystoscopy

         Patients with precancerous lesions are advised to follow a program of regular monitoring and removal of lesions where appropriate. However, existing techniques for treating precancerous lesions are often expensive, have undesirable side effects or are of limited effectiveness. Endoscopic or surgical removal can be effective for single lesions, but risks and costs increase significantly if lesions recur, if there are numerous lesions or if lesions occur in less accessible tissues. Because of their significant side effects, systemic administration of most existing chemotherapeutic drugs is not appropriate for treating precancerous lesions. Reduction of environmental risks or change in diet are generally more effective in preventing the early stages of carcinogenesis than in arresting or reversing the changes that occur in the later stages of carcinogenesis. As a result of the inadequacy of current treatments, there is a significant need for the development of new therapeutics to treat precancerous lesions. If left untreated and not reversed by natural processes, precancerous lesions may progress to cancer.

         Cancer. The American Cancer Society estimates that over 1.4 million new cases of cancer were diagnosed and approximately 560,000 cancer deaths occurred in the U.S. in 1997. Cancer is the second leading cause of death in the U.S., and approximately ten million people living in the U.S. have a history with cancer. Due in part to the development of new diagnostic procedures, the highest number of new cancer diagnoses are currently occurring in the prostate, breast, lung and colon/rectum, representing approximately 50% of all new cancer cases.

         Cancer is generally treated by attempting to remove the cancerous cells, either by surgery or by chemical or radiation therapies. Currently available chemotherapies and radiation therapies target all rapidly dividing cells, both cancerous and healthy, and therefore result in serious side effects. The limited efficacy and harmful side effects of existing cancer treatments and the costs associated with managing these side effects continue to drive the search for new therapies.

CPI TECHNOLOGY

         To address the need for new therapies, CPI's technology focuses on the selective induction of apoptosis in cells that manifest abnormal growth (neoplastic cells), such as precancerous and cancerous cells. Apoptosis is a naturally occurring physiological process in which a number of components inside the cell "program" the cell to die without causing harm to surrounding cells. Apoptosis occurs in tissues that are continually renewing themselves, such as the lining of the digestive system, or as a natural defense mechanism that prevents the replication of cells that have undergone DNA damage. CPI's technology is based upon its discovery of a novel mechanism which CPI believes, based on its research, can be targeted to induce selective apoptosis in neoplastic cells without affecting normal cells.

         Many existing chemotherapeutic agents as well as radiation induce apoptosis in rapidly proliferating cells without differentiating between neoplastic cells and normal cells. This can result in toxicity, including suppression of the immune system, hair loss and gastrointestinal disturbances. As a result of this toxicity, most existing chemotherapeutic agents and radiation therapy are not appropriate for treating precancerous lesions in otherwise healthy individuals for whom safety and tolerability are essential for chronic or extended therapeutic use.

         Conventional Induction of Apoptosis in Cancer Therapy. Radiation therapy and many existing chemotherapeutic agents act on proliferating cells by disrupting cellular DNA synthesis to induce apoptosis. Once significant damage occurs to the DNA, a process is initiated that is controlled by the gatekeeper protein p53 and modulated by various proteins such as bax and bcl-2. This process results in the activation of caspases, a family of enzymes that is involved in the apoptotic process, which trigger a cascade of events resulting in apoptosis. The end result of apoptosis is the dismantling of the cell into apoptotic vesicles, which are naturally cleared by the body. The apoptotic mechanism identified by CPI does not appear to involve p53, or the modulator proteins, such as bax or bcl-2.

         Discovery of Novel Apoptotic Mechanism. CPI believes it has discovered a previously undefined mechanism for regulating apoptosis. Research suggests that two key elements of this mechanism include cyclic GMP ("cGMP") which is generated by enzymatic conversion of GTP to cGMP by guanyl cyclase initiated by naturally-occurring triggers, and a novel cGMP phosphodiesterase ("PDE") which plays a key role in controlling the intracellular levels of cGMP. CPI has determined in a limited number of colon cancer patients that the neoplastic tissue has a higher level of cGMP PDE activity than neighboring normal tissue, which may prevent neoplastic cells from responding to normal signals that trigger apoptosis. When the novel cGMP PDE's activity increases, as in neoplastic cells, cGMP levels are reduced and activation of a critical downstream protein, protein kinase G, is interrupted, subsequently preventing the activation of the caspases and apoptosis.

         Selective Induction of Apoptosis by CPI Compounds. Research suggests that CPI's compounds, including PREVATAC(TM) exisulind and CP 461, are targeted at inhibiting the novel cGMP PDE's activity in neoplastic cells. CPI compounds reduce cGMP PDE activity, thereby preventing the novel cGMP PDE from degrading cGMP. Research suggests that cGMP is then available to trigger a critical downstream protein which leads to the activation of caspases. As in the case of conventional cancer treatment, caspases then trigger a cascade of events leading to apoptosis.

         Research and Development Activities. CPI's scientist's have identified intracellular proteins targeted by PREVATAC(TM) exisulind and have made significant progress in characterizing the target protein. CPI has developed pharmaceutical, immunological and molecular biologic probes that may be used to identify additional indications to be targeted and to develop diagnostic tools. CPI continues to identify additional elements involved in regulating the newly identified apoptotic mechanism. CPI plans to investigate the potential applicability of its novel apoptotic mechanism to hyperproliferative, hypoproliferative and other disease conditions. There can be no assurance that CPI's investigation will be successful.

         Utilizing its understanding of chemical structure and biological activity, CPI has created a new class of SAANDS and, within this new class of drugs, has synthesized over 500 new chemical compounds in five chemical families and over 27 chemical classes. CPI's new compounds are tested for inhibitory effects on the growth of cancer cells in vitro, for the induction of apoptosis and for activity against the intracellular target, the novel cGMP PDE. Over 200 of the newly synthesized compounds display significantly greater apoptotic potency than PREVATAC(TM) exisulind in these tests.

         A number of CPI compounds have shown activity against in vitro cultures of immortalized cell lines of transplantable human cancers of the breast, colon, lung and prostate. Preliminary results of studies with CPI's compounds in short-lived primary cultures of human cancers obtained from individual patients have shown activity against breast cancer. Using this data, CPI has evaluated several new chemical entities ("NCEs"), filed an IND in December 1998 with respect to one of them, CP 461, as its next product development candidate, and is continuing its evaluation of other compounds as potential product development candidates. Significant additional preclinical and clinical trials are necessary to determine the activity and utility of any product development candidate. See "Risk Factors - Early Stage of Development; Absence of Developed Products; Uncertainty of Clinical Trials."

         CPI plans to leverage its understanding of the structure-activity relationship of CPI's compounds, and to expand its proprietary chemical library, through combinatorial chemistry techniques and high-throughput screening systems. CPI has contracted with outside firms to create or purchase targeted chemical libraries including diverse chemical classes. CPI is screening these compounds in order to identify additional potential lead compounds.

PRODUCTS IN DEVELOPMENT

         CPI is developing a family of product candidates, SAANDS, targeted at the treatment and management of precancerous lesions and cancer. CPI's lead compound in this family of new drugs, PREVATAC(TM) exisulind, is a sulfone derivative of the nonsteroidal anti-inflammatory drug ("NSAID") sulindac. PREVATAC(TM) exisulind is not an NSAID and lacks the anti-cyclooxygenase activity that is associated with the serious gastrointestinal and renal side effects observed with NSAID use.

         Clinical studies of PREVATAC(TM) exisulind commenced in 1994. Clinical studies of CP 461 are expected to commence in the second quarter of 1999. These are the only two product candidates which the Company expects to have in clinical studies during 1999. In July 1998, PREVATAC(TM) exisulind was designated by the FDA for Fast Track review for the treatment of APC (discussed below). There can be no assurance as to if or when CPI will file a New Drug Application ("NDA") seeking marketing approval for PREVATAC(TM) exisulind, or CP 461, or any other product candidate or compound, for any disease indication, including those indications discussed below. Nor, with respect to any disease indication, including those indications discussed below, can there be assurance as to which additional clinical trials may need to be conducted prior to the filing of an NDA for that indication.

         Despite the growing number of clinical trials, the clinical testing of PREVATAC(TM) exisulind has involved only a limited number of patients, and the clinical testing of CP 461 will not start until the second quarter of 1999. Results obtained from studying a compound in any clinical trial are not necessarily predictive of the results of the same compound (or of any other compound) in other clinical trials, whether for the same indication or for other indications. See, below, "Risk Factors - Early Stage of Development; Absence of Developed Products; Uncertainty of Clinical Trials."

                           PREVATAC(TM) EXISULIND DEVELOPMENT PROGRAM

INDICATION
PRECANCER                                   CLINICAL DEVELOPMENT STATUS(1)
---------                                   ------------------------------
Adenomatous Polyposis Coli...............   Fast Track Designation obtained 3Q 1998.  Pivotal Phase III trial completed January 1999; see description in text below. Phase I/II trial completed in 1Q 1997.  Orphan Drug status obtained 1Q 1994.

Sporadic Adenomatous Colonic Polyps......   Pivotal Phase II/III trial initiated in 4Q 1997; recruitment expected to complete 2Q 1999. Phase IB trial completed in 3Q 1997.

Barrett's Esophagus......................   Phase II trial recruiting early 1999.

Bronchial Dysplasia......................   Phase II trial may commence in 1999 but has not yet been
                                            scheduled; see description in text below.

Cervical Dysplasia.......................   Phase IB trial completed in 3Q 1997. Next trial not yet scheduled.

CANCER
------

Prostate Cancer Recurrence...............   Phase II/III trial expected to be completed 3Q 1999.

Lung Cancer..............................   Pilot study (9 patients) completed.  Phase II
                                            study expected to commence in 2Q 1999

Breast Cancer Recurrence.................   Pivotal Phase II/III trial initiated in 1Q 1998; Still recruiting;
                                            See description in text below.

                           CP 461 CLINICAL TRIAL PROGRAM

INDICATION                                  CLINICAL DEVELOPMENT STATUS (1)
----------                                  -------------------------------
Cancer Indications.......................   IND filed December 1998. Phase I
                                            safety trial expected to commence 2Q
                                            1999.

                                            Phase II study planned for 3Q 1999.

(1) The steps required before a drug may be marketed in the U.S. include: (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an application for an INDexemption, which must become effective before human clinical trials commence; (iii) human clinical trials to establish the safety and efficacy of the drug, typically proceeding in three phases; (iv) submission of a detailed NDA to the FDA; and (v)FDA approval of the NDA.

     A "pivotal" study is a clinical trial used as primary evidence of safety and efficacy. More than one pivotal study may be necessary to gain marketing approval from the FDA.

     Clinical trials proceed through three phases, which may overlap in design and objective:

     "Phase I" trials involve the initial introduction of an investigational new drug into humans and are designed to test for tolerance and side effects and to determine the metabolic and pharmocologic actions of the drug in humans.

     "Phase IB" denotes a later stage Phase I study.

     "Phase II" involves clinical studies conducted in a limited number of patients to evaluate preliminarily the effectiveness of the drug for a particular indication and to determine the optimal dosage and the common short-term side effects and risks.

     "Phase III" involves expanded studies to evaluate the safety and effectiveness of the drug.

         CPI's current clinical trial strategy seeks to identify subsets of patient populations for the various targeted indications where the endpoints of clinical trials occur in high frequency or in a relatively short time frame. Because CPI is studying PREVATAC(TM) exisulind for multiple indications, CPI plans to utilize safety and pharmacokinetic data obtained in clinical trials already completed to provide a basis for commencing more advanced clinical trials in other indications. CPI believes that this strategy of designing clinical trials around selected populations and utilizing existing safety data may allow CPI to reduce the duration of clinical trials and the number of test subjects enrolled in its clinical trials, thereby generating statistically significant clinical results more quickly and cost-effectively.

         Clinical Development of PREVATAC(TM) exisulind for Precancerous Lesions. Based on PREVATAC(TM) exisulind's safety profile, CPI believes that the compound may be useful in treating patients with precancerous lesions for whom a drug's long-term safety profile is important. CPI is pursuing the clinical development of PREVATAC(TM) exisulind for several types of precancerous conditions, as described below.

         Adenomatous Polyposis Coli. APC is an inherited disease characterized by the development of hundreds to thousands of adenomatous polyps in the colon and the progression to colon cancer if left untreated. This disease can be confirmed within a family by genetic testing. Most APC patients must be endoscopically screened beginning in their teenage years and must have a substantial portion of their large intestine removed by age 20. Even with this treatment, these patients continue to develop polyps in the remaining rectal tissue and are typically monitored by endoscopy two to four times each year. It is anticipated that polyps will be removed at each examination. CPI's clinical program is testing PREVATAC(TM) exisulind both in patients who previously have had most of their large intestine removed, leaving the rectum intact (sub-total colectomy), and in the pediatric population whose colons have not been removed.

         It is estimated that APC occurs in between 8,000 and 36,000 persons in the United States. Because of the large number of lesions that occur in these patients and the continuous development of new lesions with, characteristically, no spontaneous remission, CPI has believed that clinical trials in APC can be conducted in, and statistically significant results obtained from, a relatively small number of patients.

         In a Phase I/II polyp regression study conducted with the support of the National Cancer Institute at the Cleveland Clinic Foundation, 18 APC patients were treated with PREVATAC(TM) exisulind for six months. The study was commenced in August 1995 and its extension was completed in January 1997; it was designed to observe the safety and pharmacokinetics of increasing doses of PREVATAC(TM) exisulind. No serious adverse events attributable to PREVATAC(TM) exisulind were reported at the clinically effective doses of 400-600 milligrams total daily dose. At the 800 milligram total daily dose level, four out of six patients displayed asymptomatic reversible elevations of liver enzymes; all of such patients continued in the trial at lower dose levels. At the end of the study, all 18 patients elected to continue taking the drug in an extension study, and the majority of the patients have been on the drug for more than 36 months. No patient has withdrawn from the study or its extension due to serious adverse events.

         In the Phase I/II study and its extension, nearly all patients were observed to experience a marked reduction in the number and size of exophytic (i.e., raised over the surface) precancerous rectal polyps that were six millimeters or less in diameter at the beginning of the study. The effect was observed to be correlated to dosage, with 600 milligrams per day having a significantly more pronounced effect than 400 milligrams per day. In the extended study, no progressive increase in polyp size or volume was observed in 13 of the 15 patients who have remained in the study and have been maintained on the optimal dose.

         Following treatment with PREVATAC(TM) exisulind in the Phase I/II study, examination of certain regressing polyps showed substantial increases in the rate of apoptosis (as compared with the rate of apoptosis of untreated polyps at the beginning of the study) while the rate of apoptosis in nearby normal tissue was unchanged, suggesting that PREVATAC(TM) exisulind selectively induces apoptosis in neoplastic cells without affecting normal cells.

         In July 1998, the FDA granted PREVATAC(TM) exisulind Fast Track designation for expedited review for APC. The Fast Track Program is a new mechanism, introduced in the FDA Modernization Act of 1997, for facilitating the development and expediting the approval of drugs that demonstrate the potential to address unmet medical needs for serious and life-threatening conditions. This mechanism builds upon existing FDA programs for accelerated approval.

         In January of 1999, CPI completed a double-blind, placebo-controlled pivotal Phase III study of PREVATAC(TM) exisulind in APC. The study was conducted at centers in the U.S., Sweden, the United Kingdom and Israel. Of the 74 patients enrolled in the study, 65 completed the one-year course of drug (or placebo) treatment. The primary endpoint of the study was a statistical comparison of the formation of new polyps (as measured by periodic polyp fulgeration) in drug treated patients as compared with patients receiving placebo. Preliminary evaluation of the unblinded data from this trial suggested that the study did not achieve statistical significance. On February 1, 1999, the Company announced that it anticipated a delay in the filing of an NDA with the FDA for APC and that the Company would be evaluating the data in a process which was expected to continue for some weeks. In the press release the Company also stated that the preliminary evaluation appeared inconsistent with data from the previous Phase I/II and extension studies as well as from studies in animal models and cell culture systems. The preliminary evaluation was an adverse development; following its announcement by the Company, the market price of the Company's common stock declined substantially. As of March 26, 1999, the Company had not completed its evaluation of the data from the Phase III trial and had not formulated its further plans with respect to the filing of an NDA for APC.

         In January 1998, CPI initiated an APC study of PREVATAC(TM) exisulind utilizing a protocol identical to the pivotal Phase III study to gather additional patient data; 26 patients are enrolled in this study. In another concurrent APC study, CPI enrolled eight patients with high rates of recurrence of polyps who would have been excluded from the pivotal Phase III study.

         Also in 1998, CPI commenced a safety study of PREVATAC(TM) exisulind in six pediatric APC patients. Based upon observations during this study, the Company is planning a Phase II open label study in twenty pediatric patients; this trial is expected to commence during the second quarter of 1999.

         Patients with APC are usually managed by gastroenterologists and colorectal surgeons. There are approximately 9,500 gastroenterologists and 1,000 colorectal surgeons in the U.S. CPI believes that a subset of these physicians may treat a significant portion of the APC patients. If CPI files an NDA for APC and is granted marketing approval for this indication, CPI intends to focus its marketing efforts on these physicians.

         Following conclusion of the Phase III study in APC, most of the patients who were on drug are being continued on drug and most of the patients who were on placebo have elected to cross over onto drug treatment. Also continuing on drug treatment are 12 of the patients from the Phase I/II Study and extensions, as well as the patients in the continuing APC trials described above.

         There can be no assurance as to if or when an NDA will be filed for the APC indication or, if filed, as to if or when the FDA will find that PREVATAC(TM) exisulind, on the basis of any or all of the studies which have been conducted or may hereafter be conducted, is sufficiently safe and effective to warrant marketing approval by the FDA for APC (or for any other indication).

         Sporadic Adenomatous Colonic Polyps. Sporadic adenomatous colonic polyps are relatively common precancerous lesions occurring in the large intestine. These polyps are histologically, microscopically and genetically indistinguishable from the polyps of APC. More than 30% of people in the U.S. over the age of 50 have sporadic adenomatous colonic polyps. Most of these people will develop only one or two polyps and once the polyps are removed will not require significant ongoing medical attention. There are, however, subgroups of people at higher than usual risk of developing colorectal cancer who should be monitored frequently. These patients include people with close relatives that have had colorectal cancer, people over age 60 and people with multiple polyps or polyps which are large or severely dysplastic or which recur frequently. CPI is targeting these patients for clinical studies and chemopreventive therapy.

         The American Cancer Society, American College of Gastroenterology, American Gastroenterological Association and other expert organizations recommend that all people over the age of 50 be screened for precancerous colonic polyps and colon cancer. This recommendation is not followed universally and, as a result, a large number of people whose polyps have not been detected are at risk of developing colon cancer. The procedure for screening for sporadic adenomatous colonic polyps is an endoscopic examination of the lower part of the large intestine. This procedure, a sigmoidoscopy, is performed by gastroenterologists, internists and other physicians. For more extensive and invasive examination of patients who have had polyps detected by sigmoidoscopy and for the treatment of sporadic adenomatous colonic polyps, a colonoscopy is performed, usually by a gastroenterologist.

         In September 1997, CPI completed a two-month Phase IB safety and pharmacokinetic study in 18 patients who had a history of either sporadic adenomatous colonic polyps or cervical dysplasia. CPI then initiated a one-year multi-center, pivotal Phase II/III study in the regression of sporadic colonic polyps. This study, initiated in December 1997, is a double-blind, placebo-controlled study to evaluate the safety and efficacy of different doses of PREVATAC(TM) exisulind in the treatment of existing sporadic adenomatous colonic polyps. This 270 patient study is expected to be completely enrolled during the second quarter of 1999. CPI may need to conduct further concurrent studies of safety and pharmacokinetics. Additional efficacy studies may also be required beyond that now underway.

         As is the case with all disease indications being studied in the Company's clinical trials, there can be no assurance as to if and when an NDA will be filed for the sporadic colonic indication or which additional trials may be required prior to such filing or, if filed, as to if or when the FDA will find that PREVATAC(TM) exisulind, on the basis of any or all of the studies which have been conducted or may hereafter be conducted, is sufficiently safe and effective to warrant marketing approval by the FDA for the treatment of sporadic colonic polyps (or for any other indication).

         The 9,500 gastroenterologists and 1,000 colorectal surgeons in the U.S. are primarily responsible for performing colonoscopies and managing treatment of individuals who have sporadic adenomatous colonic polyps. This target audience of physicians includes those who treat APC and is a logical extension of CPI's planned marketing and sales efforts.

         Barrett's Esophagus. Barrett's Esophagus is a precancerous condition of the lower esophagus characterized by progressive and readily identifiable changes in the appearance of the lining of the esophagus or esophageal epithelium. Some patients experience reflux of stomach acid into the esophagus, exacerbating the condition. Patients with Barrett's Esophagus have 30 to 40 times greater risk of developing esophageal cancer than the average person. Treatment with anti-acid therapy or other anti-reflux measures is usually not effective. Approximately one percent of the U.S. population, or an estimated 2,000,000 people, have Barrett's Esophagus.

         In December of 1998, CPI initiated a 12-month Phase II study in patients with Barrett's Esophagus to evaluate the safety and efficacy of PREVATAC(TM) exisulind. CPI's proposed clinical endpoints are reduction in the area affected or in the degree of dysplasia found in the affected tissues. This 25 patient study is expected to be fully enrolled by mid-1999. Depending upon the data generated in this study, the Company may sponsor additional studies in this disease indication.

         Barrett's Esophagus is diagnosed by upper gastrointestinal endoscopy, a procedure usually performed by gastroenterologists. Treatment is usually managed by gastroenterologists or by thoracic surgeons. There are approximately 2,000 thoracic surgeons in the U.S. Because of the significant overlap between the physician groups who treat Barrett's Esophagus and those who treat APC and sporadic adenomatous colonic polyps, CPI does not anticipate that any significant increase in the sales and marketing organization will be required to promote products for Barrett's Esophagus.

         Clinical testing of PREVATAC(TM) exisulind for Barrett's Esophagus is at a very early stage. No safety or efficacy data has been obtained for this indication. There can be no assurance as to if or when an NDA would ever be filed for this indication or which additional trials may be required prior to such filing or, if filed, as to if or when the FDA will find that PREVATAC(TM) exisulind, on the basis of any or all of the studies which have been conducted or may hereafter be conducted, is sufficiently safe and effective to warrant marketing approval by the FDA for the treatment of Barrett's Esophagus (or for any other indication).

         Bronchial Dysplasia. Bronchial dysplasia is a precancerous condition of the lower respiratory tract characterized by progressive and readily identifiable changes in the appearance of the lining of the bronchi of the lung or bronchial epithelium. In the bronchial epithelium, smoking may initiate a multi-step process that first appears histologically as dysplasia or metaplasia, a biological precursor to lung cancer. Two-thirds of heavy smokers may develop these precancerous lesions.

         CPI plans to initiate a Phase II/III study of PREVATAC(TM) exisulind in patients with bronchial dysplasia. The proposed clinical endpoints would be reduction in the area affected or in the degree of dysplasia found in the affected tissues. Whether CPI will commence this study in 1999, or at all, will depend upon a variety of factors including developments in other Company programs and competing demands for limited resources.

         Pulmonary specialists and thoracic surgeons are primarily responsible for performing bronchoscopies and managing treatment of individuals who have bronchial dysplasia. There are approximately 8,400 of these physicians in the U.S. If CPI develops PREVATAC(TM) exisulind or CP 461 or any other product candidate to treat bronchial dysplasia, CPI anticipates marketing directly to these focused physicians groups.

         Cervical Dysplasia. Cervical dysplasia is a relatively common precancerous lesion of the cervix that is easily diagnosed by Pap smears. Fifty million Pap smears are performed each year in the U.S., of which approximately five percent reveal some form of cervical dysplasia. Although very few cases of cervical dysplasia progress to cancer, it is estimated that in 1997 there were approximately 14,000 new cases of cervical cancer in the U.S.

         In September 1997, CPI completed a two-month Phase IB safety and pharmacokinetic study in 18 patients who had a history of sporadic adenomatous colonic polyps or cervical dysplasia. CPI is designing a six-month cervical dysplasia Phase II study to evaluate the safety and efficacy of different doses of PREVATAC(TM) exisulind in reducing the size of the area affected by and degree of dysplasia. When, if and in which locations CPI will initiate this study will depend upon a variety of factors, including developments in other Company programs and competing demands for limited resources.

         Treatment of cervical dysplasia, especially those cases with more severe dysplasia or recurrence, is usually performed by gynecologists, of whom there are approximately 36,000 in the U.S. If CPI determines to pursue this market, CPI anticipates seeking a marketing partner for sales to this large physician market.

         There can be no assurance as to if or when an NDA for PREVATAC(TM) exisulind will be filed for any precancer indication, including those discussed above, or, if filed, as to if or when the FDA will find that PREVATAC(TM) exisulind, on the basis of any or all of the studies which have been conducted or may hereafter be conducted, is sufficiently safe and effective to warrant marketing approval by the FDA for any such indication.

         Clinical Development of PREVATAC(TM) exisulind for Cancerous Lesions. Laboratory studies have demonstrated that PREVATAC(TM) exisulind arrests or slows the progression of certain cancerous lesions. Based on the safety profile of PREVATAC(TM) exisulind and its novel mechanism of activity, CPI believes that PREVATAC(TM) exisulind may be clinically useful in augmenting radiation and conventional chemotherapy in the treatment of cancers and the prevention of recurrence. CPI believes that cancer cells that are resistant to radiation or conventional chemotherapy may be killed by PREVATAC(TM) exisulind due to its effect on an apoptotic mechanism that is different from that targeted by conventional therapies. Results of clinical trials of PREVATAC(TM) exisulind in the treatment of any precancer indication may not be predictive of the results that may be obtained from trials of PREVATAC(TM) exisulind in the treatment of cancer. Also, data from human clinical studies of PREVATAC(TM) exisulind in precancerous indications suggests that the appearances of efficacy, if any, of the drug appear to become more noticeable when the drug has been administered for a longer, rather than a shorter, period, suggesting to investigators that, when a choice as to length of trial is presented, the longer duration may be more indicative of the efficacy, if any, of the drug.

         Prostate Cancer. In in vitro and in vivo studies, CPI has observed that PREVATAC(TM) exisulind inhibits growth of prostate cancer cells, including one type of prostate cancer cell that is resistant to conventional chemotherapeutic drugs. In August 1998, CPI completed enrollment of 96 patients in a one-year Phase II/III clinical study for the prevention of prostate cancer recurrence. This study involves men who have had a prostatectomy and have rising PSA levels, which is often a sign of recurrent prostate cancer that is not detectable by current imaging or diagnostic methods. The endpoint of this study is the arrest or delay in the elevation of PSA. The study design permits an interim evaluation of data from this study when all participants have completed half the study. Noting that drug efficacy, if any, appears to become more noticeable with longer drug exposure, and also noting the possibility of a statistical penalty which might be involved if an interim analysis were performed, the Company may or may not choose to invoke this design feature. The results obtained from this study, which is expected to conclude in the third quarter of 1999, will influence the Company's plans for further studies in prostate cancer.

         Prostate cancer is commonly diagnosed and treated by urologists, of whom there are approximately 10,000 in the U.S. Oncologists, of whom there are 5,500 in the U.S., manage the chemotherapeutic treatment of prostate cancer. If CPI develops and receives marketing approval for products to treat prostate cancer, CPI anticipates marketing these products directly to urologists and oncologists.

         Breast Cancer. It is estimated that in 1997 there were approximately 181,000 new cases of breast cancer in the U.S. CPI has observed that PREVATAC(TM) exisulind and other CPI compounds show dose-related inhibitory effects in several in vitro breast cancer cell systems, in in vivo chemically-induced cancer models and in in vitro studies with primary breast cancer tissues removed from patients. In February 1998, CPI initiated an 18-month double-blind, placebo controlled Phase II/III study to evaluate the safety and efficacy of PREVATAC(TM) exisulind in the prevention of recurrence of breast cancer in women who have had breast cancer twice, have not responded to traditional recurrence prevention such as tamoxifen, and who are in second remission after having been treated with conventional chemotherapeutic agents. The study is designed to enroll 275 patients. As of March 1999, due to the stringent enrollment criteria and the competition for patients, only 37 patients had been enrolled. The Company has not yet determined whether or for how long to keep open the enrollment in this study.

         Gynecologists usually diagnose breast cancer, while oncologists manage the chemotherapeutic treatment. If CPI develops and receives marketing approval for any products to treat breast cancer, CPI anticipates marketing these products to oncologists.

         Lung Cancer. PREVATAC(TM) exisulind has shown positive results in the prevention of chemically-induced lung cancer in rodents. CPI initiated a pilot study of the safety and efficacy of PREVATAC(TM) exisulind in patients with advanced lung cancer in December 1997. This exploratory study initially included six patients and added three more patients. CPI is now making preparations to terminate this pilot study and to commence a Phase II study in lung cancer. The results obtained will influence CPI's plans for further studies in lung cancer

         Lung cancer may be diagnosed by general practitioners or internists. Oncologists manage the chemotherapeutic treatment of lung cancer. If CPI develops and receives marketing approval for products to treat lung cancer, CPI anticipates marketing these products directly to oncologists.

         There can be no assurance as to if or when an NDA for PREVATAC(TM) exisulind will be filed for any cancer indication, or which additional clinical trials may be required for the submission of an NDA for a particular cancer indication, or, if an NDA is filed, as to if or when the FDA will find that PREVATAC(TM) exisulind, on the basis of any or all of the studies which have been conducted or may hereafter be conducted, is sufficiently safe and effective to warrant marketing approval by the FDA for any such indication.

         Clinical Development of CP 461 for Cancer Treatment. CPI filed an IND for CP 461 in December 1998 and plans to commence a Phase I study of this compound in the second quarter of 1999. During 1999, CPI plans to commence one or more Phase II studies in the treatment of cancer. The cancer indication or indication(s) may be selected from among lung, prostate, breast and colon, based upon the Company's evaluation of the likelihood of success of its SAANDs-based approach at the time. When and if CPI will actually commence Phase II studies in 1999 will depend upon a variety of factors including the outcome of Phase I studies, developments in other Company programs and competing demands for limited resources.

         There can be no assurance that CPI will obtain marketing approval for PREVATAC(TM) exisulind, or CP 461, or any other product candidate or compound, for any indication. CPI does not anticipate filing an IND to permit clinical testing of any other compound during 1999. Despite the growing number of clinical trials, the clinical testing of PREVATAC(TM) exisulind has involved only a limited number of patients, and clinical testing of CP 461will not commence until the beginning of the second quarter of 1999. Results obtained from studying a compound in any clinical trial are not necessarily predictive of the results of the same compound (or of any other compound) in any other clinical trial, whether for the same indication or for other indications. See, below, "Risk Factors - Early Stage of Development; Absence of Developed Products; Uncertainty of Clinical Trials."

NATIONAL CANCER INSTITUTE AND OTHER THIRD-PARTY ARRANGEMENTS

         Pursuant to a Clinical Trials Agreement entered into in 1994, the NCI agreed to sponsor human clinical trials (including but not limited to safety and efficacy testing) of PREVATAC(TM) exisulind for at least two precancer indications. The first indication is colonic adenomas, including APC. The NCI sponsored a portion of the Phase I/II clinical study for APC that CPI concluded in January 1997. The NCI has the right to conduct as many additional clinical trials as it would like and CPI is obligated to provide PREVATAC(TM) exisulind for such studies. The Clinical Trials Agreement expires on July 1, 1999 unless extended by both parties, and is subject to unilateral termination on sixty days' notice by either party, subject in both cases to completion of clinical trials that have been agreed to or are ongoing. CPI has retained all commercial rights to PREVATAC(TM) exisulind, and the agreement with the NCI contains no provisions for royalties or restrictions on CPI's ability to commercialize PREVATAC(TM) exisulind.

         CPI has also entered into an amendment of the Clinical Trials Agreement with the NCI to permit the NCI to conduct preclinical testing and, if agreed with CPI, clinical testing of three additional CPI compounds. CPI believes that continued collaboration with the NCI may advance the progress of both CPI and the NCI in developing therapies to treat precancerous lesions in a variety of tissues.

         In June 1991, CPI entered into a research and license agreement with the University of Arizona (the "University"). Under the agreement, CPI has agreed to attempt to commercialize at least one product while the University has agreed to conduct a research program in support of CPI's efforts. The agreement, as amended, provides for CPI to establish a budget for the research program with the University on an annual basis and for CPI to be licensed under all patents based on inventions developed by the University's employees in conjunction with CPI. CPI has agreed to pay to the University a royalty based on sales of products, if any, based on each such patent; this would apply to PREVATAC(TM) exisulind in the event it is approved for sale by the FDA. The agreement expires on June 26, 2000 unless extended by both parties, and is subject to termination by CPI upon thirty days' notice.

         CPI contracts with university-based researchers and commercial vendors throughout the U.S., Europe and Israel who furnish cell biology studies, in vivo pharmacological studies, in vivo drug candidate screening, animal toxicological studies, scale-up and synthesis of promising new compounds, conduct of clinical studies, laboratory analysis and/or other goods and services incident to the development of the Company's business.

SCIENTIFIC ADVISORY BOARD

         CPI is assisted in its research and development activities by its Scientific Advisory Board ("SAB") composed of physicians and scientists who review CPI's research and development, participate in the design of clinical trials, discuss technological advances relevant to CPI and its business and otherwise assist CPI. The members of the SAB are appointed by CPI's management. The SAB meets periodically and certain members meet in smaller groups or with CPI individually as needed. Dr. Rifat Pamukcu, CPI's Chief Scientific Officer and Senior Vice President, Research and Development, served as co-chair of CPI's SAB prior to joining CPI in 1993, and continues to participate in all SAB meetings. SAB members are compensated in cash and stock options for their services to CPI. CPI also reimburses each member for expenses incurred when traveling to and attending meetings. All SAB members have commitments or consulting contracts with other organizations and companies, some of which are competitors or potential competitors of CPI, that may limit their availability to CPI. None of these individuals is expected to devote more than a small portion of his time to CPI. The members of the SAB are listed below by area of specialization.

                            SCIENTIFIC ADVISORY BOARD

NAME                                 PROFESSIONAL AFFILIATION
----                                 ------------------------

CELLULAR & ANIMAL RESEARCH

Dennis Ahnen, M.D..................  Professor of Medicine, University of Colorado School of Medicine;
                                     Director of Cancer Prevention and Control, University of Colorado
                                     Cancer Center

David M. Livingston, M.D...........  Emil Frei Professor of Medicine, Harvard Medical School; Chief of
                                     the Division of Neoplastic Disease Mechanisms and Chairman of the
                                     Executive Committee for Research, Dana-Farber Cancer Institute

Alan C. Sartorelli, Ph.D...........  Alfred Gilman Professor of Pharmacology and Epidemiology, Yale
                                     University School of Medicine; formerly Director of Yale
                                     Comprehensive Cancer Center


I. Bernard Weinstein, M.D..........  Frode Jensen Professor of Medicine, Genetics and
                                     Development and Public Health, Columbia University; Director
                                     Emeritus, Columbia University Comprehensive Cancer Center


CLINICAL & DRUG DEVELOPMENT

David S. Alberts, M.D..............  Associate Dean of Research, Director of Cancer
                                     Prevention and Control Program, and Professor of Medicine and
                                     Pharmacology, Arizona Cancer Center, University of Arizona

Randall W. Burt, M.D. (Chairman)...  Professor of Internal Medicine and Chief of Gastroenterology,
                                     University of Utah School of Medicine; formerly Chief of Medical
                                     Services, Veterans Administration Medical Center, Salt Lake City,
                                     Utah

                            SCIENTIFIC ADVISORY BOARD
                                   (CONTINUED)

NAME                                 PROFESSIONAL AFFILIATION
----                                 ------------------------
Daniel D. Von Hoff, M.D............  Director of the Institute for Drug Development, Cancer Therapy and
                                     Research Center at the University of Texas Health Science Center

Louis M. Weiner, M.D...............  Chairman of the Department of Medical Oncology, Division of Medical
                                     Science at Fox Chase Cancer Center; Professor in the Department of
                                     Medicine, Temple University School of Medicine

INDUSTRY RESEARCH & DEVELOPMENT

Ira Ringler, Ph.D..................  Pharmaceutical industry consultant; formerly President of Takeda-Abbott
                                     Pharmaceuticals, and Vice President, Pharmaceutical Research and
                                     Development, Abbott Laboratories

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

         CPI's success will depend, in part, on its ability to obtain patents, operate without infringing the proprietary rights of others and maintain trade secrets, both in the U.S. and other countries. Patent matters in the pharmaceutical industry can be highly uncertain and involve complex legal and factual questions. Accordingly, the validity, breadth, and enforceability of CPI's patents and the existence of potentially blocking patent rights of others cannot be predicted, either in the U.S. or in other countries.

         As of January 1999, CPI held title or exclusive licenses to two issued U.S. patents and seven other pending U.S. patent applications relating to the therapeutic uses of PREVATAC(TM) exisulind in the treatment of neoplasia, precancerous lesions and/or other indications. The sulfone derivative of sulindac, now named exisulind, was described in the scientific and patent literature over 20 years ago and, as a result, CPI is unable to obtain a composition of matter patent on PREVATAC(TM) exisulind. Thus, CPI's current patent rights relating to PREVATAC(TM) exisulind are limited to a series of patents and patent applications pertaining to various specific uses of PREVATAC(TM) exisulind. CPI has also been issued or holds exclusive licenses to 14 foreign patents (including patents in various European countries, Australia, Canada, Korea and Japan) relating to the use of PREVATAC(TM) exisulind in pharmaceutical compositions for the treatment of neoplasia and/or precancerous lesions. In Europe, CPI's patent rights relating to PREVATAC(TM) exisulind are directed to the use of PREVATAC(TM) exisulind in the manufacture of pharmaceutical compositions for the treatment of precancerous lesions. CPI also holds title or exclusive licenses to six U.S. patents, three U.S. patent applications which have been allowed, 60 other pending U.S. patent applications, five issued foreign patents and 13 pending foreign applications on other compounds, or therapeutic methods involving such compounds, for the treatment of colonic polyps, precancerous lesions, and/or neoplasia. CPI also has filed three U.S. and 14 foreign patent applications, and owns one issued U.S patent, on methods for screening compounds for their usefulness in selectively inducing apoptosis. CPI also has filed a U.S. application relating to diagnostic methodologies. CPI intends to file additional applications, as appropriate, for patents on new compounds, products, or processes discovered or developed through application of CPI's technology.

         Beyond the patents granted to date, there can be no assurance that CPI will discover or develop patentable products or processes, that patents will issue from any of the currently pending patent applications, or that claims granted on issued patents will be sufficient in their validity, breadth and enforceability to protect CPI's technology or competitive commercial advantage. Potential competitors or other researchers in the field may have filed patent applications, been issued patents, published articles or otherwise created prior art that could restrict or block CPI's efforts to obtain additional patents. There can be no assurance that CPI's issued patents or pending patent applications, if issued, will not be challenged, invalidated, circumvented or breached by others, that judicial protection and enforcement will be available to CPI to counteract such actions by others, or that the rights granted thereunder will provide proprietary protection or competitive advantages to CPI. CPI's patent rights also depend in part on its compliance with technology and patent licenses upon which its patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that are not or were not employed by CPI.

         In addition, competitors may manufacture and sell CPI's potential products in those foreign countries where CPI has not filed for patent protection or where patent protection may be unavailable, not obtainable or ultimately not enforceable. The ability of such competitors to sell such products in the U.S. or in foreign countries where CPI has obtained patents is usually governed by the patent laws of the countries in which the product is sold. In addition, to the extent that clinical uses of PREVATAC(TM) exisulind are discovered beyond those set forth in CPI's patent claims, CPI may not be able to enforce its patent rights against companies marketing PREVATAC(TM) exisulind for such other clinical uses.

         The success of CPI also will depend, in part, on CPI's not infringing patents issued to others. Pharmaceutical companies, biotechnology companies, universities, research institutions, and others may have filed patent applications or have received, or may obtain, issued patents in the U.S. or elsewhere relating to aspects of CPI's technology. It is uncertain whether the issuance of any third-party patents will require CPI to alter its products or processes, obtain licenses, or cease certain activities. Some third-party applications or patents may conflict with CPI's issued patents or pending applications. Such conflict could result in a significant reduction of the coverage of CPI's issued or licensed patents. In addition, if patents are issued to other companies which contain blocking, dominating or conflicting claims and such claims are ultimately determined to be valid, CPI may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that CPI will be able to obtain any such licenses on commercially favorable terms, if at all, and if these licenses are not obtained, CPI might be prevented from pursuing the development of certain of its potential products. CPI's failure to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on CPI's business, financial condition and results of operations.

         Litigation, which could result in substantial costs to CPI, may also be necessary to enforce any patents issued or licensed to CPI or to determine the scope and validity of the proprietary rights of others. In this connection, under the abbreviated new drug application ("ANDA") provisions of U.S. law, after four years from the date marketing approval is granted to CPI by the FDA for a patented drug, a generic drug company may submit an ANDA to the FDA to obtain approval to market in the U.S. a generic version of the drug patented by CPI. If approval is given to the generic drug company, CPI would be required to promptly initiate patent litigation to prevent the marketing of such a generic version prior to the normal expiration of the patent. There can be no assurance that CPI's issued or licensed patents would be held valid by a court of competent jurisdiction. In addition, if competitors of CPI file patent applications in the U.S. that claim technology also claimed by CPI, CPI may have to participate in interference proceedings to determine priority of invention. These proceedings, if initiated by the U.S. Patent and Trademark Office, could result in substantial cost to CPI, even if the eventual outcome is favorable to CPI. An adverse outcome with respect to a third-party claim or in an interference proceeding could subject CPI to significant liabilities, require disputed rights to be licensed from third parties, or require CPI to cease using such technology, any of which could have a material adverse effect on CPI's business, financial condition and results of operations.

         CPI also relies on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable or where patents have not been issued. CPI attempts to protect its proprietary technology and processes, in part, by confidentiality agreements and assignment of invention agreements with its employees and confidentiality agreements with its consultants and certain contractors. There can be no assurance that these agreements will not be breached, that CPI would have adequate remedies for any breach, or that CPI's trade secrets will not otherwise become known or be independently discovered by competitors. Such trade secrets or other intellectual property of CPI, should they become known to its competitors, could result in a material adverse effect on CPI's business, financial condition and results of operations. To the extent that CPI or its consultants or research collaborators use intellectual property owned by others in their work for CPI, disputes may also arise as to the rights to related or resulting know-how and inventions.

         PREVATAC(TM) is CPI's proposed trademark for exisulind. CPI has filed an intent to use trademark application for the mark with the U.S. Patent and Trademark Office, and plans to perfect foreign trademark rights in the mark. While CPI has searched for confusingly similar marks and believes that PREVATAC(TM) is available for use on its product under prevailing standards of trademark law, there can be no guarantee that that mark will not be challenged by others, or that others have not perfected or attempted to perfect rights in a confusingly similar mark. In the event of a successful challenge to CPI's adoption and use of PREVATAC(TM), CPI could be forced to change its proposed mark in one or more countries in the world.

         In January 1999, the labeling and nomenclature committee of the FDA raised questions about CPI's proposed trademark PREVATAC for exisulind and found that it would withhold permission for CPI to adopt that mark. CPI has filed a request for reconsideration of that nomenclature committee finding to the FDA. If CPI is not successful in such request, then CPI will be required to incur the expense of developing and introducing a new trademark for exisulind.

COMPETITION

         The industry in which CPI competes is very competitive. It is characterized by extensive research and development efforts and rapid technological progress. New developments occur and are expected to continue to occur at a rapid pace, and there can be no assurance that discoveries or commercial developments by CPI's competitors will not render some or all of CPI's potential products obsolete or non-competitive, which would have a material adverse effect on CPI's business, financial condition and results of operations. CPI's competitive position also depends on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources.

         CPI faces competition in its specific areas of focus. In the fields of cancer therapy and the prevention of precancerous and cancerous lesions, other products and procedures are in use or in development that may compete directly with the products that CPI is seeking to develop and market for cancer treatment or cancer prevention. Surgery, radiation, chemotherapeutic agents and compounds that interfere with hormone activities have been in use for years in the treatment of cancer. Tamoxifen has been granted limited approval for use in the prevention of breast cancer. CPI is aware of clinical trials in which a number of pharmaceutical and nutritional agents are being examined for their potential usefulness in the treatment of precancerous lesions and cancer. These include studies of additional chemotherapeutic agents, monocloncal antibodies, hormone blockers, thalidomide and other anti-angeogenesis agents in the treatment of cancer; studies of NSAID-like compounds, cyclooxygenase inhibitors, difluoromethylornithine ("DFMO") and natural nutrients in the treatment of APC and sporadic colonic polyps; studies of retinoids and DFMO in the treatment of cervical dysplasia; and studies of tamoxifen for the prevention of breast cancer. Additional compounds being tested in various epithelial lesions include compounds related to aspirin, various vitamins and nutritional supplements, oltipraz, N-acetyl cysteine and compounds that interfere with hormone activities. The studies are being conducted by pharmaceutical and biotechnology companies, major academic institutions and government agencies. There are other agents, including certain prescription drugs, that have been observed to have an effect in the general area of cGMP PDE; although CPI is not aware that any third party has demonstrated the preclinical utility of these compounds in the treatment of precancerous or cancerous lesions, there can be no assurance that such existing or new agents will not ultimately be found to be useful, and therefore competitive with any future products of CPI.

         CPI expects near-term competition from fully integrated and more established pharmaceutical and biotechnology companies. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than CPI and represent substantial long-term competition for CPI. Such companies may succeed in discovering and developing pharmaceutical products more rapidly than CPI or pharmaceutical products that are safer, more effective or less costly than any that may be developed by CPI. Such companies also may be more successful than CPI in production and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct clinical trials, seek patent protection and establish collaborative arrangements for the development of oncology products.

         CPI will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. CPI's competitors may develop safer and more effective products or obtain patent protection or intellectual property rights that limit CPI's ability to commercialize products that may be developed or commercialize products earlier than CPI. CPI's issued patents or pending patent applications, if issued, may be challenged, invalidated or circumvented and the rights granted thereunder may not provide proprietary protection or competitive advantage to CPI.

GOVERNMENT REGULATION

         CPI's activities are subject to extensive governmental regulation. In particular, the research, design, testing, manufacturing, labeling, marketing, distribution and advertising of products such as CPI's proposed products are subject to extensive regulation by governmental regulatory authorities in the U.S. and other countries. The drug development and approval process is generally lengthy, expensive and subject to unanticipated delays. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed preclinical and clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. A new drug may not be marketed in the U.S. until it has undergone rigorous testing and has been approved by the FDA. The drug may then be marketed only for the specific indications, uses, formulation, dosage forms and strengths approved by the FDA. Similar requirements are imposed by foreign regulators upon the marketing of a new drug in their respective countries. Satisfaction of such regulatory requirements, which includes demonstrating to the satisfaction of the FDA that the relevant product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Preclinical studies must be conducted in conformance with the FDA's Good Laboratory Practice ("GLP") regulations. CPI's compounds require extensive clinical trials and FDA review as new drugs. Clinical trials are vigorously regulated and must meet requirements for FDA review and oversight and requirements under Good Clinical Practice ("GCP") guidelines. CPI may encounter problems in clinical trials which would cause CPI or the FDA to delay or suspend clinical trials. Any such delay or suspension could have a material adverse effect on CPI's business, financial condition and results of operations. A discussion of the anticipated delay in commercialization following preliminary evaluation of the Phase III study of PREVATAC(TM) exisulind for APC appears above under "Products in Development".

         The steps required before a drug may be marketed in the U.S. include:
(i) preclinical laboratory and animal tests; (ii) submission to the FDA of an application for an IND exemption, which must become effective before human clinical trials may commence; (iii) human clinical trials to establish the safety and efficacy of the drug; (iv) submission of a detailed NDA to the FDA; and (v) FDA approval of the NDA. In addition to obtaining FDA approval for each product, each domestic establishment where the drug is to be manufactured must be registered with the FDA. Domestic manufacturing establishments must comply with cGMP regulations and are subject to periodic inspections by the FDA. Foreign manufacturing establishments manufacturing drugs intended for sale in the U.S. also must comply with cGMP regulations and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the metabolic and pharmacologic activity and potential safety and efficacy of the product. Preclinical tests must be conducted by laboratories that comply with FDA regulations regarding GLP. The results of preclinical tests are submitted to the FDA as part of an IND, which must become effective before the sponsor may conduct clinical trials in human subjects. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in FDA authorization of the commencement of clinical trials. A separate IND application may be required by the FDA, in its sole discretion, as to each indication. The FDA has determined that all cancer prevention and therapeutic indications for which PREVATAC(TM) exisulind is or will be tested are to be submitted under its current IND application filed in December 1993.

         Clinical trials involve the administration of the investigational drug to patients. Every clinical trial must be conducted under the review and oversight of an institutional review board ("IRB") at each institution participating in the trial. The IRB evaluates, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Clinical trials typically are conducted in three phases, which generally are conducted sequentially, but which may overlap. Clinical trials test for efficacy and safety, side effects, dosage, tolerance, metabolism and clinical pharmacology. Phase I tests involve the initial introduction of the drug to a small group of subjects to test for safety, dosage tolerance, pharmacology and metabolism. Phase II trials involve a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. If a drug appears to be efficacious in Phase II evaluations, larger-scale Phase III trials are undertaken to evaluate the safety and effectiveness of the drug, usually, though not necessarily, in comparison with a placebo or an existing treatment. There can be no assurance, however, that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all; or that the designation of a trial by Phase will not be changed by the Company or by the FDA; or that the FDA may not increase, decrease or re-characterize the number and Phases of trials required for approval. Furthermore, the FDA may suspend clinical trials at any time if it decides that patients are being exposed to a significant health risk.

         The results of the preclinical studies and clinical trials are submitted to the FDA as part of an NDA for approval of the marketing of the drug. The NDA also includes information pertaining to the chemistry, formulation and manufacture of the drug and each component of the final product, as well as details relating to the sponsoring company. In prior years, the NDA review process has taken from one to two years on average to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated. The process may take substantially longer if the FDA has questions or concerns about a product. In general, the FDA requires at least two adequate and well-controlled clinical studies demonstrating efficacy in order to approve an NDA. The FDA may, however, request additional information, such as long-term toxicity studies or other studies relating to product safety, and may increase, decrease or re-characterize the number and phases of trials required for approval. Notwithstanding the submission of requested data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval.

         CPI may not succeed in developing drugs that prove to be safe and effective in treating or preventing cancer. The development of such drugs will require the commitment of substantial resources to conduct the preclinical development and clinical trials necessary to bring such compounds to market. Drug research and development by its nature is uncertain. There is a risk of delay or failure at any stage, and the time required and cost involved in successfully accomplishing CPI's objectives cannot be predicted. Actual drug research and development costs could exceed budgeted amounts, which could have a material adverse effect on CPI's business, financial condition and results of operations.

         CPI cannot predict when, if ever, it will submit an NDA for regulatory review of one of its compounds currently under development. See the discussion of PREVATAC(TM) exisulind and CP 461 above under "Products in Development." Once CPI submits its potential products for review, there can be no assurance that the FDA or other regulatory approvals for any pharmaceutical products developed by CPI will be granted on a timely basis, if at all. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed preclinical and clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. Clinical trials are vigorously regulated and must meet requirements for FDA review and oversight and requirements under GCP guidelines. A new drug may not be marketed in the U.S. until it has been approved by the FDA. CPI may encounter delays or rejections, and the FDA may make policy changes during the period of product development and FDA regulatory review of each submitted NDA. A delay in obtaining or failure to obtain such approvals would have a material adverse effect on CPI's business, financial condition and results of operations. Even if regulatory approval is obtained, it would be limited as to the indicated uses for which the product may be promoted or marketed. A marketed product, its manufacturer and the facilities in which it is manufactured are subject to continual review and periodic inspections. If marketing approval is granted, CPI would be required to comply with FDA requirements for manufacturing, labeling, advertising, record keeping and reporting of adverse experiences and other information. In addition, CPI would be required to comply with federal and state anti-kickback and other health care fraud and abuse laws that pertain to the marketing of pharmaceuticals. Failure to comply with regulatory requirements and other factors could subject CPI to regulatory or judicial enforcement actions, including, but not limited to, product recalls or seizures, injunctions, withdrawal of the product from the market, civil penalties, criminal prosecution, refusals to approve new products and withdrawal of existing approvals, as well as enhanced product liability exposure, any of which could have a material adverse effect on CPI's business, financial condition and results of operations. Sales of CPI's products outside the U.S. will be subject to foreign regulatory requirements governing clinical trials, marketing approval, manufacturing and pricing. Non-compliance with these requirements could result in enforcement actions and penalties or could delay introduction of CPI's products in certain countries.

         CPI's current clinical trial strategy for the development of drugs for the prevention of precancerous lesions assumes that the FDA will accept reduction in the formation of precancerous lesions as an endpoint for precancer trials. To date, the FDA has not approved any chemoprevention compounds and there can be no assurance that the FDA will approve such compounds in the future. Should the FDA require CPI to demonstrate the efficacy of PREVATAC(TM) exisulind in the reduction of certain cancers or in overall mortality rates resulting from certain cancers, CPI's clinical trial strategy would be materially and adversely affected, as significant additional time and funding would be required to demonstrate such efficacy. There can be no assurance that CPI will be able to successfully develop a safe and efficacious chemoprevention product or that such product will be commercially viable or will achieve market acceptance.

         In 1988 and again in 1992, the FDA issued regulations intended to expedite the development, evaluation and marketing of new therapeutic products to treat life-threatening and severely debilitating illnesses for which no satisfactory alternative therapies exist. One program under these regulations provides for early consultation between the sponsor and the FDA in the design of both preclinical studies and clinical trials. Another program provides for accelerated approval based on a surrogate endpoint. There can be no assurance, however, that any future products CPI may develop will be eligible for evaluation by the FDA under these regulations. In addition, there can be no assurance that PREVATAC(TM) exisulind or any future products CPI may develop, if eligible for these programs, will be approved for marketing sooner than would be traditionally expected. Regulatory approval granted under these regulations may be restricted by the FDA as necessary to ensure the safe use of the drug. In addition, post-marketing clinical studies may be required. If PREVATAC(TM) exisulind or any future products of CPI do not perform satisfactorily in such post-marketing clinical studies, they would likely be required to be withdrawn from the market.

         CPI has obtained Orphan Drug status for PREVATAC(TM) exisulind for the treatment of APC. Although Orphan Drug status may provide an applicant exclusive marketing rights in the U.S. for a designated indication for seven years following marketing approval, in order to obtain such benefits, the applicant must be the sponsor of the first NDA approved for that drug and indication. Moreover, amendment of the Orphan Drug Act by the U.S. Congress and reinterpretation by the FDA are frequently discussed. Therefore, there can be no assurance as to the precise scope of protection that may be afforded by Orphan Drug status in the future, or that the current level of exclusivity will remain in effect.

         CPI has been granted Fast Track designation by the FDA for PREVATAC(TM) exisulind for the reduction in development of new polyps in patients with APC. The Fast Track Program is a new mechanism, introduced in the FDA Modernization Act of 1997, for facilitating the development and expediting the approval of drugs that demonstrate the potential to address unmet medical needs for serious and life-threatening conditions. This mechanism builds upon existing FDA programs for accelerated approval of such drugs. Among other things, the Fast Track provisions provide for rolling review of the marketing application for the Fast Track drug, so that portions of the application can be submitted and reviewed by FDA before the complete application is submitted, which can help to accelerate FDA review. Under Fast Track designation, CPI submitted to the FDA two portions of its NDA filing with respect to

PREVATAC(TM) for APC. The clinical portion has not been submitted; see the discussion of the Phase III trial above under "Products in Development." If the clinical portion of the NDA is submitted, there can be no assurance that PREVATAC(TM) exisulind will be approved for marketing sooner than would be traditionally expected. In addition, the FDA may require post-marketing studies for a Fast Track drug. If such studies were required as a condition of approval of PREVATAC(TM) exisulind and such studies thereafter showed that PREVATAC(TM) exisulind is not safe or effective or failed to demonstrate any clinical benefit, it is likely that PREVATAC(TM) exisulind would be required to be withdrawn from the market for such indication.

         In most cases, pharmaceutical companies rely on patents to provide market exclusivity for the periods covered by the patents. See "Patents, Trademarks and Proprietary Technology" above. In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act") permits an extension of patents in certain cases to compensate for patent time expended during clinical development and FDA review of a drug. In addition, the Hatch-Waxman Act establishes a period of market exclusivity, independent of any patents, during which the FDA may not accept or approve abbreviated applications for generic versions of the drug from other sponsors, although the FDA may accept and approve subsequent long-form applications for the drug. The applicable period of market exclusivity for a drug containing an active ingredient not previously approved is five years. There is no assurance that all or any of CPI's products, if approved, will receive market exclusivity under the Hatch-Waxman Act. Failure to receive such exclusivity could have an adverse effect on CPI's business, financial condition and results of operations.

         Among the requirements for product approval is the requirement that prospective manufacturers conform to the FDA's cGMP standards, which also must be observed at all times following approval. Accordingly, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure compliance with cGMP standards. Failure to so comply subjects the manufacturer to possible FDA action, such as the suspension of manufacturing or seizure of the product. The FDA may also request a voluntary recall of a product.

         Health care reform legislation, if enacted, could result in significant change in the financing and regulation of the health care business. In addition, legislation affecting coverage and reimbursement under Medicare, Medicaid and other government medical assistance programs has been enacted from time to time. CPI is unable to predict whether such legislation will be enacted in the future or, if enacted, the effect of such legislation on the future operation of CPI's business. Changes adversely affecting drug pricing, drug reimbursement and prescription benefits, among other changes, could have a materially adverse effect on CPI's business, financial condition and results of operations.

MANUFACTURING

         CPI currently has no manufacturing facilities for clinical or commercial production of any of its compounds under development. CPI is currently relying on third-party manufacturers to produce its compounds for research and clinical purposes. Therefore, CPI will need to develop its own facilities or contract with third parties for the manufacture of products, if any, that it may develop for its own account or in connection with collaborative arrangements in which it has retained manufacturing rights. CPI is working with manufacturers of both bulk drug and final pharmaceutical dosage forms.

MARKETING AND SALES

         CPI has to date retained all rights to PREVATAC(TM) exisulind and its other compounds and plans to establish its own sales, marketing and distribution organization either with internal resources or contracted third-party providers. CPI plans to promote PREVATAC(TM) exisulind, if approved for sale for these conditions, primarily to the gastroenterologists and other physicians who manage patients with APC, sporadic adenomatous colonic polyps and Barrett's Esophagus. These initial markets are treated by approximately 10,500 physicians, a relatively small target audience. If CPI receives additional FDA approvals for PREVATAC(TM) exisulind, CPI may expand its sale and marketing team to reach other targeted groups of physicians. Target groups would include the approximately 10,000 urologists who manage most prostate cancer patients, the approximately 8,400 pulmonary specialists and thoracic surgeons who are primarily responsible for performing bronchoscopies and managing treatment of individuals with bronchial dysplasia and the approximately 5,500 oncologists who manage cancer therapy patients.

         Certain indications, based on their treatment by a large number of physicians, require an extensive sales force to sufficiently reach the appropriate physician groups. Cervical dysplasia, for example, is treated by approximately 36,000 gynecologists. To reach these more extensive physician groups, CPI may, if appropriate, enter into co-marketing agreements with pharmaceutical or biotechnology companies.

         CPI anticipates marketing its products in Europe by entering into strategic alliance agreements with established sales organizations located in such markets. In Japan and other Pacific Rim countries, CPI is seeking marketing partners to assist in local clinical trials, regulatory filings and marketing, sales and distribution. While seeking international collaborations, CPI will continue to pursue the clinical development and the regulatory approval of PREVATAC(TM) exisulind in major international markets. See "Risk Factors - Risk Factors Related to the Business and Operations of CPI -- Absence of Sales and Marketing Experience; Dependence on Third Parties".

EMPLOYEES

         As of January 31, 1999, CPI employed 58 persons full-time.


EXECUTIVE OFFICERS AND KEY EMPLOYEES

ROBERT J. TOWARNICKI, 47, has served as Chief Executive Officer and a Director of CPI since October 1996 and President of CPI since January 1998. Prior to joining CPI, from 1992 to 1996, he served as President, Chief Operating Officer, a director and most recently as Executive Vice President of Integra LifeSciences Corporation, which is the publicly held parent firm for a group of biotechnology and medical device companies including Collatech, Inc., ABS LifeSciences Inc., Telios Pharmaceuticals, Inc. and Vitaphore Corporation. In addition, from 1991 to 1992, he served as Founder, President and Chief Executive Officer of MediRel, Inc. From 1989 to 1991, he was General Manager of Focus/MRL, Inc.; from 1985 to 1989, he was Vice President of Development and Operations for Collagen Corporation and from 1974 to 1985, he held a variety of operations management positions at Pfizer, Inc. and Merck & Co., Inc. Mr. Towarnicki was a Ph.D. candidate in Pharmaceutical Chemistry at Temple University School of Pharmacy and received his M.S. and B.S. degrees from Villanova University.

BRIAN J. HAYDEN, 47, has served as Vice President, Finance and Chief Financial Officer of CPI since November 1997 and as Treasurer since June 1998. Prior to joining CPI, during 1996 and 1997, he served as Vice President of Finance and Administration for NeoStrata, Inc., a dermatology company and Vice President and Chief Financial Officer of Micrus Corporation, a medical device company. From 1992 to 1996, he served as Vice President, Finance, Chief Financial Officer and Treasurer of Biomatrix, Inc., a public medical device company. From 1988 to 1992, he served as Vice President, Chief Financial Officer, Treasurer and Secretary of Alteon Inc., a public biopharmaceutical company. Mr. Hayden served as Vice President, Finance and Administration for Healthways Systems, Inc., a managed care organization, from 1985 to 1988. From 1976 to 1985, he served in various auditing, financial analysis and senior financial management positions with Hoffmann-La Roche, Inc. He served as a Senior Auditor from 1973 to 1976 with Coopers and Lybrand LLP. Mr. Hayden received a B.B.A. in Accounting from Loyola University of Chicago and has completed graduate courses at Seton Hall University.

RIFAT PAMUKCU, M.D., 41, is CPI's Chief Scientific Officer and Senior Vice President Research and Development. Dr. Pamukcu is a co-founder of CPI. Prior to joining CPI full time in 1993, from 1989 to March 1993, he was Assistant Professor of Medicine at the University of Cincinnati and co-chair of CPI's SAB. He continued as an Adjunct Assistant Professor of Medicine at the University of Cincinnati from 1993 to 1995. He was a postdoctoral fellow from 1986 to 1989 in the Division of Gastroenterology at the

University of Chicago. Dr. Pamukcu received a B.A. in Biology from Johns Hopkins University in 1979 and an M.D. degree from the University of Wisconsin School of Medicine in 1983.

RICHARD H. TROY, 61, has served as Senior Vice President, Corporate Development of CPI since November 1997, Vice President , Finance, Law and Administration from January 1993 until November 1997, and General Counsel, Secretary and a Director since December 1992. He has been an advisor to CPI since its inception, and he is a Director and President of FGN, Inc., the predecessor partnership's first general partner and a principal stockholder of CPI. Prior to joining CPI, from 1990 to 1992, he served as Vice President and Associate General Counsel of UST, Inc. Prior to that, from 1973 to 1990, he worked at Combustion Engineering, Inc., most recently as Vice President and Deputy General Counsel, and from 1964 to 1973, he practiced law with the firm of Shearman & Sterling in New York City. Mr. Troy received a B.A. in Philosophy from Georgetown University in 1959, studied at the Ludwig-Maximilians-Universitat in Munich in 1959-60, and received a LL.B. degree from Harvard Law School in 1963.

HECTOR ALILA, D.V.M., Ph.D., 46, has served as Vice President of Product Development of CPI since February 1998. Prior to joining the Company, he was Director of Pharmacology/Biology at GeneMedicine, Inc. from 1994 to 1998. He also headed their Toxicology/Pharmacokinetic Studies and Growth Factors Program. He was Project Leader and Senior Investigator at SmithKline Beecham from 1988 to 1994 and was Senior Research Associate in the Department of Physiology at Cornell University from 1986 to 1988. Dr. Alila was Lecturer/Senior Research Scientist at the University of Nairobi and Kenya Medical Research Institute from 1984 to 1986. Dr. Alila received his Bachelor of Veterinary Medicine from the University of Nairobi in 1978. He received his Ph.D. in Physiology/Endocrinology from Cornell University in 1984.

LLOYD G. GLENN, 43, has served as Vice President, Marketing of CPI since June 1998. Prior to joining CPI, from 1995 to 1998, he served as Vice President of Marketing for Athena Neurosciences, Inc., the Neurological Division of Elan. From 1983 to 1994, he served in a series of sales management positions, ultimately serving as Senior Product Manager for the Pharmaceutical Division of Allergan, Inc. His additional past experience includes positions at Block Drug, from 1982 to 1983, and Airwork, a subsidiary of Purex, Inc. from 1981 to 1982. Mr. Glenn received his B.S. degree in marketing from Brigham Young University.

KERSTIN B. MENANDER, M.D., PH.D., 61, has served as Vice President, Medical and Regulatory Affairs of CPI since January 1997. Prior to joining CPI, from 1989 to 1997 she was President of US 3D Development, Inc. From 1992 to 1994 she was also a corporate officer and Vice President, Medical Affairs of Curative Technologies, Inc. Between 1986 and 1989 she served as Vice President, Medical and Regulatory Affairs and a corporate officer of Collagen Corporation. From 1973 to 1986 she held a variety of clinical and regulatory positions at companies such as Syntex Corporation and Abbott Laboratories. Dr. Menander received her M.D. and Ph.D. from the University of Lund, Sweden, where she also did research and taught as Associate Professor of Histology of the Medical Faculty.

ROBERT W. STEVENSON, J.D. 44, has served as CPI's Vice President, Intellectual Property of CPI since November 1997. Prior to joining the Company, he was an attorney at Brinks Hofer Gilson & Lione, where he served as a partner from 1992 to 1997 and as counsel from 1988 until 1992. He served as CPI's outside patent counsel since its inception. In addition, he was an Adjunct Professor of Patent Law at DePaul University from 1992-1996. Before joining Brinks Hofer Gilson & Lione, he was a senior attorney at Abbott Laboratories, where he handled a variety of patent matters involving pharmaceuticals and biotechnology. Mr. Stevenson received his B.S.E. from Penn State University in 1977, his M.S.E. from the University of Michigan in 1979, and his J.D. from Wayne State University in 1982.

W. JOSEPH THOMPSON, Ph.D., 55, has served as Vice President, Research of CPI since June 1998. He joined the Company from the University of South Alabama College of Medicine, where he was Professor of Pharmacology in the Department of Pharmacology from 1983 to 1998. Prior to that time, he was employed from 1973 to 1983 at the University of Texas Medical School at Houston, where he ultimately held the title of Professor of Pharmacology. Dr. Thompson is a member of the editorial board of the Journal of Second Messengers and Phosphoprotein Research and is the author of over 268 scientific publications. He received his Ph.D. degree in biochemistry from the University of Southern California, and has a B.A. degree from Depauw University in Indiana.

RISK FACTORS

         The following risk factors relate to the business of the Company and qualify the statements made in this report about the business of the Company. These factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and/or presented elsewhere by management from time to time. The subheadings below identify the risks discussed but cannot do so completely. Each subsection may relate to more than one aspect of the Company's business. Accordingly, each risk factor should be considered carefully in evaluating the business of the Company, any investment in the Company and the descriptions of the Company contained in this report. To avoid unnecessary duplication, discussion below refers back to discussion of similar subject matter elsewhere in this Item 1. Please note below and elsewhere in Items 1 and 3 of this report the discussion of the Company's February 1, 1999 announcement concerning anticipated delay in commercialization arising from preliminary analysis of the phase III trial of PREVATAC(TM) exisulind and the several class action lawsuits which were filed after that announcement. See, also, the cautionary language contained at the beginning of this Item 1. Business.

         History of Operating Losses; Accumulated Deficit; Expected Future Losses. CPI and its predecessor have experienced significant operating losses since inception in 1990. CPI has not received any revenue from the sale of products and no product candidate of CPI has been approved for marketing. As of December 31, 1998, CPI had an accumulated deficit of approximately $ 45.3 million. CPI expects to incur additional operating losses over the next several years and expects cumulative losses to increase substantially as CPI's research and development efforts and preclinical and clinical testing expand. CPI's ability to achieve profitability is dependent on its ability, alone or with others, to complete the development of its proposed products successfully, obtain the required regulatory approvals, manufacture and market its proposed products successfully or have such products manufactured and marketed by others and gain market acceptance for such products. CPI may not achieve profitability. See "CPI Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

         Stock Volatility; Class Action Litigation. The market price of development stage companies is typically volatile. When there is a sharp drop in the stock price, stockholder class actions may be filed against the particular company. CPI is a development stage company. Its stock price has been volatile. The stock price dropped substantially after the Company announced on February 1, 1999 that it anticipated a delay in commercialization following preliminary evaluation of unblinded data from its Phase III clinical trial of PREVATAC(TM) exisulind for APC, which preliminary evaluation suggested that the study had not achieved statistical significance. The Company has not completed its analysis of the Phase III trial and will not be able to announce the results of this trial until the second quarter of 1999. As of March 26, 1999, five stockholder class actions had been filed against the Company and certain of its officers. See the discussion under "Product in Development" above, "Dependence on PREVATAC(TM) exisulind" below, and "Absence of Prior Trading Market; Potential Volatility of Stock Price; No Dividends" below, and Item 3 "Legal Proceedings" of this report.

         Early Stage of Development; Absence of Developed Products; Uncertainty of Clinical Trials. CPI is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a development stage company. CPI has no products approved for sale in any country. CPI has only one product candidate which has been in clinical trials for an appreciable of length of time, PREVATAC(TM) exisulind. CPI has completed only limited human clinical trials designed to demonstrate the safety and efficacy of PREVATAC(TM) exisulind and has not commenced such trials for any other compounds with the exception of Phase I studies of a new compound, CP 461, which are expected to commence in the second quarter of 1999. CPI has not generated any revenue from product sales to date and no product candidate of CPI has been approved for marketing. Accordingly, CPI's income has been limited to interest income from investments and CPI's primary source of capital has been the sale of equity securities.

         Before obtaining regulatory approval for the commercial sale of any of its product candidates, CPI must demonstrate through preclinical and clinical trials that the product is safe and effective for use in each target indication. The results from preclinical and early clinical trials may not be predictive of results that will be obtained in later stage clinical trials. The clinical trials of CPI's product candidates may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals and result in marketable products. Clinical trials are often conducted with patients who are critically ill. During the course of treatment these patients may die or suffer other adverse medical events for reasons that may not be related to the pharmaceutical agent being tested, but which can nevertheless affect clinical trial results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials.

         The completion of clinical trials of CPI's product candidates could be interrupted by many factors. Delays and terminations may occur. One relevant factor is the rate of enrollment of patients, which generally varies throughout the course of a clinical trial and which depends on the size of the patient population, the number of clinical trial sites, the proximity of the patients to clinical trial sites, the eligibility criteria for the clinical trial and the existence of competitive clinical trials. CPI cannot control the rate at which patients present themselves for enrollment. The rate of patient enrollment may not be consistent with CPI's expectations or be sufficient to enable clinical trials of CPI's product candidates to be completed in a timely manner. See the discussion of CPI's clinical trials above under "Products in Development." CPI has limited experience managing clinical trials and any delays or terminations of such trials could have a material adverse effect on CPI's business, financial condition and results of operations.

         Trials to date have involved only a limited number of patients. CPI may not be able to submit an NDA to the FDA or the foreign equivalent with respect to PREVATAC(TM) exisulind for APC or any other indication. In addition, results obtained in clinical trials for the treatment of APC may not be predictive of results of clinical trials for other indications. If CPI's product candidates are not shown to be safe and effective in clinical trials for one or more indications, there would be a material adverse effect on CPI's business, financial condition and results of operations.

         CPI faces intense competition. In the fields of cancer therapy and the prevention of precancerous and cancerous lesions, other products are being developed that may compete directly with the products that CPI is seeking to develop and market. CPI is aware of clinical trials in which a number of pharmaceutical and nutritional agents are being examined for their potential usefulness in the treatment of precancerous lesions and cancer. The studies are being conducted by pharmaceutical and biotechnology companies, major academic institutions and government agencies. Such existing or new agents may ultimately be found to be useful, and therefore competitive with, any future products of CPI. See the discussion above under "Competition."

         CPI may not be able to submit an IND or foreign equivalents with respect to any new chemical entities or follow-on compounds (other than that filed in December 1998 with respect to CP 461). CPI may not be permitted to undertake human clinical testing of such additional compounds, and, if human clinical testing is permitted, such compounds may not prove to be safe and effective. CPI's compounds may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. Products, if any, resulting from CPI's research and development programs may not be commercially available for a number of years even if they are successfully developed and proven to be safe and effective. Thus, there can be no assurance that any of CPI's product development efforts will be successfully completed, that regulatory approvals will be obtained or will be as broad as sought, that CPI's products will be capable of being produced in commercial quantities at a reasonable cost or that any products, if introduced, will achieve market acceptance. The failure of CPI to complete clinical trials, obtain regulatory approval or successfully market its products, if approved, would have a material adverse effect on CPI's business, financial condition and results of operations. See "Products in Development" and "Government Regulation" above.

         Dependence on PREVATAC(TM) exisulind. Through the first quarter of 1999, CPI has had only one compound, PREVATAC(TM) exisulind, in clinical trials, and does not expect to have an additional compound

(other than CP 461) in clinical trials until it is able to file an additional IND. PREVATAC(TM) exisulind has not been approved for marketing by the FDA for any indication, and trials to date have involved only a limited number of patients. There can be no assurance that marketing approval for PREVATAC(TM)exisulind will be obtained.

        In January of 1999, CPI completed a double-blind, placebo-controlled pivotal Phase III study of PREVATAC(TM) exisulind in APC. Preliminary evaluation of the unblinded data from this trial suggested that the study did not achieve statistical significance. On February 1, 1999, the Company announced that it anticipated a delay in the filing of an NDA with the FDA for APC and that the Company would be evaluating the data in a process which was expected to continue for some weeks. In the release the Company also stated that the preliminary evaluation appeared inconsistent with data from the previous Phase I/II and extension studies as well as from studies in animal models and cell culture systems. The preliminary evaluation was an adverse development. Following its announcement by the Company, the market price of the Company's common stock declined substantially. As of March 26, 1999, the Company had not completed its evaluation of the data from the Phase III trial and had not formulated its further plans with respect to the filing of an NDA for APC.

          If approved for marketing, PREVATAC(TM) exisulind may not gain market acceptance. In addition, competition to PREVATAC(TM) exisulind may develop from other new or existing products. The failure of PREVATAC(TM) exisulind to be approved for marketing or to gain market acceptance would have a material adverse effect on CPI's business, financial condition and results of operations.

         The number of APC patients in the U.S. is limited and may be as few as 8,000 to 36,000. In order to increase the potential applications for which PREVATAC(TM) exisulind may be used, CPI must successfully complete lengthy clinical trials and thereafter receive marketing clearance from the FDA for each additional indication. CPI may not successfully complete these clinical trials and receive appropriate regulatory clearance on a timely basis, if at all. The inability to achieve marketing clearance of PREVATAC(TM) exisulind for at least one indication in addition to APC would be expected to materially limit the commercial potential of PREVATAC(TM) exisulind and thereby have a materially limiting and adverse effect upon CPI's business, financial condition and results of operations. The Orphan Drug and Fast Track designations may not provide any meaningful competitive advantage to CPI. See "Government Regulation" above.

         Technological Uncertainty; Regulatory Uncertainty. To date, the FDA has not approved any drug for the prevention of precancerous lesions or cancer (other than a limited approval of tamoxifen for prevention of breast cancer). CPI may not be able to develop successfully such a chemoprevention drug; and if it can, CPI may not be able to develop such a drug within CPI's proposed timelines. Even is such a drug is approved, such a drug may not be commercially viable and may not achieve market acceptance. CPI's area of focus, oncology in general and chemoprevention in particular, is not thoroughly understood. The products CPI is seeking to develop may not prove to be safe and effective in preventing or treating precancerous lesions or cancer.

         CPI believes that PREVATAC(TM) exisulind and its other compounds selectively induce apoptosis through a novel mechanism. Additional research by CPI or others may cause CPI to revise or abandon this approach, adversely affecting CPI's ability to develop products on a timely basis, if at all. The use of CPI's technology may not lead to the development and approval of commercial pharmaceutical products that are safe and efficacious. CPI's competitors may develop safer and more effective products, may obtain patent protection or intellectual property rights that limit CPI's ability to commercialize products, and may commercialize products earlier than CPI. See "CPI Technology" above.

         Future Capital Needs; Uncertainty of Additional Funding. CPI will have continuing needs for additional capital. Development of CPI's initial product candidate, PREVATAC(TM) exisulind, and additional compounds will require substantial additional funds to conduct research, development and clinical trials necessary to bring such products to market and to establish manufacturing, marketing and distribution capabilities.

         The extent of CPI's future capital requirements will depend on many factors, including, among others: the length of the current delay in the commercialization plans for PREVATAC(TM) exisulind, and the reevaluation of other programs in light of this delay; scientific progress in research and development programs; progress with preclinical and clinical trials; progress in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological efforts and market developments; changes in CPI's existing research relationships; changes in the programs of clinical development of one or more compounds; the ability of CPI to establish sales and marketing capabilities; the extent of competition; and the ability of CPI to establish collaborative arrangements to the extent necessary.

         The need for additional capital may arise from additional factors. There is always a risk of delay or failure at any stage of developing a product candidate. Additional compounds may be introduced into clinical testing. The time required and costs involved in successfully accomplishing CPI's objectives cannot be predicted. Actual drug research and development costs could substantially exceed budgeted amounts. Revenue and expense forecasts, if made by CPI, may not prove to be accurate. Any of the foregoing, singly or in combination, could have a material adverse effect on CPI's business, financial condition or results of operations and could increase CPI's need for additional capital.

         To the extent necessary, CPI will need to seek additional funding through public or private equity or debt financings, collaborative relationships, capital lease transactions or other available financing transactions. However, additional financing may not be available on acceptable terms, if at all; and such financings could be dilutive to stockholders. Moreover, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require CPI to relinquish rights to certain of its technologies, product candidates or products that CPI would otherwise seek to develop or commercialize itself. If adequate funds are not available, CPI may be required to delay, reduce the scope of or eliminate one or more of its research or development programs. The failure of CPI to obtain adequate financing when needed and on acceptable terms would have a material adverse effect on CPI's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

         Uncertainty of Protection of Patents, Trademarks and Proprietary Rights. Patents are important to CPI and to its competitors. CPI's success will depend, in part, on its ability to obtain patents, establish and maintain trademarks, operate without infringing the proprietary rights of others and maintain trade secrets, both in the U.S. and other countries. Patent matters in the pharmaceutical industry can be highly uncertain and involve complex legal and factual questions. Accordingly, the validity, breadth, and enforceability of CPI's patents and the existence of potentially blocking patent rights of others cannot be predicted, either in the U.S. or in other countries. See "Patents, Trademarks and Proprietary Technology" above.

         Intense Competition; Rapid Technological Change. The industry in which CPI competes is very competitive. It is characterized by extensive research and development efforts and rapid technological progress. New developments occur and are expected to continue to occur at a rapid pace. Discoveries and commercial developments by CPI's competitors may render some or all of CPI's potential products obsolete or non-competitive, which would have a material adverse effect on CPI's business, financial condition and results of operations. CPI's competitive position also depends on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources. See "Competition" above.

         Dependence on Third-Party Relationships. CPI depends on third parties. In particular, CPI's development and clinical testing efforts are dependent on third-party contractors, such as contractors for animal toxicology studies, contract research organizations and clinical trial sites. Loss, failure or delay in respect of any material portion of such contracting activity could delay CPI's development efforts and could have a material adverse effect on CPI's business, financial condition and results of operations.

         CPI's strategy for commercialization of its proposed products for certain indications and markets includes collaborating with corporate partners and others, and, to the extent that such corporate partnerships may be entered into, is dependent upon the subsequent success of these outside parties in performing their responsibilities. CPI currently does not have any collaborations for the commercialization of products. CPI may not be able to negotiate any collaborative arrangements in the future on acceptable terms, if at all; and, if negotiated, such collaborative arrangements may not be maintained or may not prove to be successful. To the extent that such arrangements are negotiated, the amount and timing of resources to be devoted to these activities are not within the complete control of CPI. Partners may not perform their obligations as expected. CPI may not derive any revenue from such arrangements. Future collaborators may pursue their existing or alternative technologies or product candidates in preference to those being developed in collaboration with CPI. In addition, there can be no assurance that CPI's future collaborators will pay license fees to CPI, that they will develop and market any products under the agreements or that they will commit to fund product development costs. To the extent that CPI chooses not to enter into collaborative relationships, or is unable to establish such arrangements, CPI would be required to continue to undertake research, development and marketing of its proposed products at its own expense. In addition, CPI may encounter significant delays in introducing its proposed products into certain markets or find that the development, manufacture or sale of its proposed products in such markets is adversely affected by the absence of such collaborative agreements. See "Products in Development", "Manufacturing", "Marketing and Sales" and "National Cancer Institute and Other Third-Party Arrangements" above.

         Extensive Government Regulation; No Assurance of Necessary FDA and Other Regulatory Approvals. CPI's activities are subject to extensive governmental regulation. In particular, the research, design, testing, manufacturing, labeling, marketing, distribution and advertising of pharmaceutical products such as CPI's proposed products are subject to extensive regulation by governmental regulatory authorities in the U.S. and other countries. The drug development and approval process is generally lengthy, expensive and subject to unanticipated delays. Data obtained from preclinical and clinical testing are subject to varying interpretations that could delay, limit or prevent FDA approval. In addition, delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review of each submitted NDA. Satisfaction of such regulatory requirements, which includes demonstrating to the satisfaction of the FDA that the relevant product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. CPI may encounter problems in clinical trials which would cause CPI or the FDA to delay or suspend clinical trials; and CPI may encounter delays in the FDA approval process. Any such delay or suspension could have a material adverse effect on CPI's business, financial condition and results of operations. On February 1, 1999, the Company announced that it anticipated a delay in light of preliminary evaluation data from the phase III trial of PREVATAC(TM) exisulind for APC. See "Governmental Regulations" and "Products in Development" above in this Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

         CPI's may not successfully complete clinical trials for compounds currently under development within any specified time period, if at all. Further, such testing may not show PREVATAC(TM) exisulind or any other product to be safe or effective. CPI may encounter problems in clinical trials that will cause CPI to delay or suspend clinical trials. See "Products in Development" above.

         CPI's current clinical trial strategy for the development of drugs for the prevention of precancerous lesions assumes that the FDA will accept reduction in the formation of precancerous lesions as an endpoint for precancer trials. To date, the FDA has not approved any chemoprevention compounds (other than a limited approval of tamoxifen for prevention of breast cancer) and there can be no assurance that the FDA will approve such compounds in the future. Should the FDA require CPI to demonstrate the efficacy of PREVATAC(TM) exisulind in the reduction of certain cancers or in overall mortality rates resulting from certain cancers, CPI's clinical trial strategy would be materially and adversely affected, as significant additional time and funding would be required to demonstrate such efficacy. CPI may not be able to successfully develop a safe and effective chemoprevention product, and, if developed, such product may not be commercially viable or may not achieve market acceptance.

         Even after such time has been expended and expenses incurred by CPI in product development, CPI may fail to obtain regulatory approval for any therapeutic product. Further, even if such regulatory approval is obtained, CPI, its products, its contract manufacturers and its commercial collaborators are subject to continual regulatory review in both the U.S. and other countries, and later discovery of previously unknown problems with regard to such a product, distributor or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market and disqualification or decertification of the distributor or manufacturer.

         Potential Limitations on Third-Party Reimbursement; Health Care Reform. In both U.S. and foreign markets, sales of CPI's proposed products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care. CPI cannot predict the effect that private sector or governmental health care reforms may have on its business, and there can be no assurance that any such reforms will not have a material adverse effect on CPI's business, financial condition and results of operations. In addition, in both the U.S. and elsewhere, sales of prescription drugs are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that CPI's proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable CPI to maintain price levels sufficient to realize an appropriate return on its investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of CPI's proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products and services. As a result, CPI may elect not to market future products in certain markets.

         Lack of Manufacturing Experience; Reliance on Contract Manufacturers and Suppliers. CPI does not have facilities to manufacture and produce its compounds for preclinical, clinical or commercial purposes. CPI's product candidates have never been manufactured for commercial purposes and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable, although CPI's lead compound, PREVATAC(TM) exisulind, has been manufactured by CPI's contractors at commercial scale. If CPI is unable to manufacture or contract for a sufficient supply of its compounds on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, CPI's preclinical and human clinical testing schedule would be delayed, resulting in delay of the submission of products for regulatory approval or delay of the market introduction and subsequent sales of such products, which would have a material adverse effect on CPI's business, financial condition and results of operations. Furthermore, CPI or contract manufacturers must supply all necessary documentation in support of CPI's NDA on a timely basis and must adhere to GLP and current Good Manufacturing Practice ("GMP") regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA approval of the products will not be granted.

         CPI currently does not have long-term supply agreements. There can be no assurance that CPI's current suppliers will continue to make available to CPI the required quantities of PREVATAC(TM) exisulind on reasonable terms, if at all. If CPI's current manufacturing sources are unable or unwilling to make PREVATAC(TM) exisulind available to CPI in required quantities, there can be no assurance that CPI will be able to identify and contract with alternative contract manufacturers. CPI would incur significant costs and delays to qualify an alternative manufacturer, which could have a material adverse effect on CPI's business, financial condition and results of operations. The availability and price of PREVATAC(TM) exisulind may be subject to curtailment or change due to limitations that may be imposed under governmental regulations, suppliers' allocations to meet the demand of other purchasers, interruptions in production by suppliers and market and other events and conditions, which could have a material adverse effect on CPI's business, financial condition and results of operations. See "Manufacturing" above.

         Absence of Sales and Marketing Experience; Dependence on Third Parties. CPI has no experience in sales, marketing or distribution. Depending upon the marketing strategy ultimately adopted with respect to each relevant market, CPI intends either to market its products, if developed and approved, on its own or through relationships with pharmaceutical companies that have established distribution systems and direct sales forces. To market any of its products directly, CPI must develop a marketing and sales force with technical expertise and with supporting distribution capabilities. There can be no assurance that CPI will be able to establish in-house sales, marketing and distribution capabilities or relationships with third parties, or that it will be successful in gaining market acceptance for its products. To the extent that CPI enters into co-promotion or other licensing arrangements, any revenues received by CPI will depend upon the efforts of third parties, and there can be no assurance that such efforts will be successful. See "Marketing and Sales" above.

         Need to Attract and Retain Key Employees and Consultants. Because of the specialized scientific nature of CPI's business, its success is highly dependent upon its ability to attract and retain qualified scientific and technical personnel. CPI is highly dependent on the principal members of its scientific and management staff and the loss of any of their services might significantly delay or prevent the achievement of research, development or business objectives. CPI does not maintain key-man life insurance with respect to any of its employees, nor does it intend to secure such insurance. CPI also relies on consultants and advisors, including the members of its Scientific Advisory Board, to assist CPI in formulating its research and development strategy. Retaining and attracting qualified personnel, consultants and advisors is critical to CPI's success. In order to pursue its product development and marketing and sales plans, CPI will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing and marketing and sales. CPI faces competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. CPI may not be able to attract and retain such individuals on acceptable terms, if at all, and the failure to do so could have a material adverse effect on CPI's business, financial condition and results of operations.

         Risks Associated with Acquisition Strategy. CPI may seek to acquire and further develop technologies, products and/or companies focused in the prevention, diagnosis and treatment of cancer, consistent with the objective of building an integrated pharmaceutical company focused in oncology. CPI may not identify appropriate acquisition candidates and, if it does, may not be successful in completing any such transactions on favorable terms, if at all. In addition, to the extent that CPI undertakes or completes any such acquisitions, such activities may place a strain on CPI's financial and management resources, which could have a material adverse effect on CPI's business, financial condition and results of operations. Also, the technologies, products and/or companies acquired may be subject to many of the risk factors associated with development of the Company's present technologies and product candidates to an equal or greater degree.

         Potential Product Liability; Possible Insufficiency of Insurance. CPI's business will expose it to potential product liability risks. These would include risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Clinical research involves the testing of new drugs on human volunteers pursuant to a research plan, and such testing involves a risk of liability for personal injury or death to patients due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. CPI currently has clinical trial liability insurance in the amount of $10 million, but there can be no assurance that it will be able to maintain such insurance. CPI could be materially and adversely affected if it were required to pay damages or incur defense costs: (i) in connection with a claim outside the scope of indemnity or insurance coverage;
(ii) if the indemnity, although applicable, is not performed in accordance with the terms of the relevant contract; or (iii) if CPI's liability exceeds the amount of applicable insurance. Similar risks would exist upon the commercialization or marketing of any products by CPI or its partners.

         Handling and Disposal of Hazardous Materials. CPI's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although CPI believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, CPI could be held liable for any damages that result and any such liability could exceed the resources of CPI. CPI may incur substantial costs to comply with environmental regulations if it develops manufacturing capacity.

         Absence of Prior Trading Market; Potential Volatility of Stock Price; No Dividends. Prior to November 4, 1998, there was no direct public market for CPI Common Stock. There can be no assurance as to the degree to which an active market in CPI Common Stock will be maintained. The market price of CPI Common Stock, like that of the common stock of many other early-stage pharmaceutical and biotechnology companies, is likely to be highly volatile. Factors such as the fluctuation in CPI's operating results, comments by research analysts, announcements of technological innovations or new commercial products by CPI (or its subsidiaries) or its competitors, progress with clinical trials, governmental regulations, changes in reimbursement policies, developments in patent or other proprietary rights of CPI or its competitors, including litigation, developments in CPI's relationships with collaborative partners, if any, public concern as to the safety and efficacy of drugs developed by CPI and its competitors, general market conditions and market conditions affecting the pharmaceutical and biotechnology sectors particularly may have a significant effect on the market price of CPI Common Stock. The price of CPI Common Stock dropped substantially on February 2, 1999 after the Company announced that it anticipated a delay in its commercialization plans following initial evaluation of the unblinded data from the Phase III trial of PREVATAC(TM) exisulind in APC (See discussion above under "Product Development"). CPI has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

         Ownership by Directors and Executive Officers; Anti-Takeover Provisions. CPI directors and executive officers, in the aggregate, beneficially own approximately 23% of the outstanding shares of CPI Common Stock. Accordingly, these stockholders, if they act in concert with others, might be able to control many matters requiring approval by the stockholders of CPI, including the election of directors. Moreover, CPI's Certificate of Incorporation does not provide for cumulative voting with respect to the election of directors. Consequently, the directors and executive officers will be able to exercise substantial influence over the election of the members of the CPI Board. Such concentration of ownership could have an adverse effect on the price of the CPI Common Stock or have the effect of delaying or preventing a change in control of CPI. In addition, certain provisions of Delaware law and the CPI Certificate of Incorporation, including the provision in the Certificate for a classified board of directors, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of CPI. In December 1998 the board of directors of the Company adopted a stockholder rights plan to enable the directors to act in the best interests of the stockholders in the event of an actual or threatened accumulation of stock by a third party without the consent of the board of directors. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of CPI Common Stock. The provisions of Delaware law, of the CPI Certificate of Incorporation and Bylaws and of the stockholder rights plan may also have the effect of discouraging or preventing certain types of transactions involving an actual or threatened change of control of CPI (including unsolicited takeover attempts) even though such a transaction may offer CPI's stockholders the opportunity to sell their stock at a price above the prevailing market price. Certain of these provisions allow CPI to issue preferred stock without any vote or further action by the stockholders, require stockholders to provide advance notice prior to bringing proposals before a meeting and prevent or eliminate cumulative voting in the election of directors. These provisions may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of CPI.

ITEM 2.  PROPERTIES

         CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten-year lease which expires in 2008 and which contains two five-year renewal options. CPI vacated its 7,900 square feet facility in Aurora, Colorado at the end of July 1998; the lease expires in June 1999. CPI has consolidated all operations from the Aurora facility into the Horsham facility.

ITEM 3.  LEGAL PROCEEDINGS

         Between February 12 and March 16, 1999, five stockholder class actions were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania seeking unspecified damages on behalf of various classes of persons, including all persons who purchased Company common stock between November 3, 1998 or November 11, 1998 and February

2, 1999, including a subclass of former stockholders of Tseng Labs, Inc. whose shares were exchanged for shares of the Company in the November 3 transaction between Tseng Labs, Inc. and the Company. The complaints allege that the Company made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate which had the effect of artificially inflating the price of the Company's common stock. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A special meeting of the stockholders of the Company was held on November 2, 1998.

(c) The purpose of the special meeting was to consider and act upon the proposed acquisition by the Company of Tseng Labs, Inc. and the matters incident thereto. The proposal was adopted by the affirmative vote of 16,180,601 shares, or approximately 87% of the shares eligible to vote thereon. Shares voted against totaled 54,054; abstentions totaled 15,659. The Company was not a publicly traded company at the time of the solicitation; no broker votes or non-votes were involved. Solicitation of proxies was made through the means of a joint proxy statement filed with the Securities and Exchange Commission as part of a registration statement on Form S-4 which was declared effective in September of 1998, to which reference is made for details of the transaction. As a condition to the closing of the transaction, Messrs. John J. Gibbons and Louis M. Weiner were elected directors of the Company by the board of directors of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company has been traded on the Nasdaq National Market under the symbol CLPA since November 4, 1998. Prior to November 4, 1998, the Company's common stock was not publicly traded. The following table sets forth for the period indicated the high and low closing prices per share of the common stock as reported by the Nasdaq National Market.

         1998                                           HIGH            LOW
         ----                                           ----            ---
Fourth Quarter (commencing November 4, 1998)           $22.00          $9.875

         As of March 15, 1999, there were approximately 1,120 holders of record of the common stock. This does not reflect beneficial stockholders who hold their stock in nominee or "street" name through various brokerage firms.

         During 1998, the Company did not sell any securities which were not registered under the Securities Act of 1933 other than 765 shares of common stock issued for $3,468 pursuant to the exercise of previously outstanding warrants which had been issued pursuant to the exemption provided by Section 4(2) of the Securities Act. Prior to November 4, 1998, the Company's predecessor, now its subsidiary, issued Series G Convertible Preferred Stock and warrants and issued shares upon the exercise of a previous series of warrants, as described in the Company's Report on Form 10-Q for the third quarter of 1998, pursuant to the exemption provided by Section 4(2) of the Securities Act, and issued 26,250 shares of common stock for $8,400 upon the exercise of stock options issued to employees in prior years pursuant to the exemption from registration under the Securities Act provided by Rule 701.

DIVIDENDS

         The Company has never paid cash dividends on its common stock and does not expect to pay cash dividends on its common stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------------
                                        1998             1997           1996           1995            1994
                                    ------------    ------------   -------------   -------------    ------------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Expenses:
   Research and development .....   $ 16,052,232    $  8,756,499    $  4,162,981    $  2,574,105    $  2,428,515
   General and administrative ...      4,253,537         950,057         663,030         644,407         705,912
   Provision for redemption of
     the Redeemable Preferred
     Stock ......................             --       1,017,000              --              --              --
                                    ------------    ------------    ------------    ------------    ------------

     Total expenses .............     20,305,769      10,723,556       4,826,011       3,218,512       3,134,427
Interest Income .................        960,333         426,644          90,807          27,688          23,981
                                    ------------    ------------    ------------    ------------    ------------
Net Loss ........................   $(19,345,436)   $(10,296,912)   $ (4,735,204)   $ (3,190,824)   $  (3,110,446)
                                    ============    ============    ============    ============    ============
 Basic and diluted net loss per
  Common Share ..................   $      (3.04)   $      (3.63)   $      (1.83)   $      (1.39)   $      (1.36)
                                    ------------    ------------    ------------    ------------    ------------
Shares used in computing basic
  and diluted net loss per Common
  Share .........................      6,369,006       2,838,814       2,587,552       2,296,167       2,291,306
                                    ============    ============    ============    ============    ============

                                                                  DECEMBER 31,
                                    ----------------------------------------------------------------------------
                                        1998             1997           1996           1995            1994
                                    ------------    ------------   -------------   -------------    ------------
CONSOLIDATED BALANCE SHEET DATA:
   Cash and cash equivalents.....   $ 37,232,404    $  8,460,839    $    644,790    $  2,202,871    $    605,368
   Working capital (deficiency)..     33,804,194       5,384,546       (506,464)         834,785       (293,872)
   Total assets.................      40,232,699      10,978,653       1,106,371       2,329,923         704,077
   Long-term debt................        159,897           9,259          62,424              --              --
   Redeemable Preferred Stock....             --       1,092,000             613             613             613
   Common Stock..................        242,796          29,901          27,189          22,962          22,962
   Convertible Preferred Stock...             --      32,158,000      15,137,516      11,639,231       7,305,362
   Accumulated deficit ..........    (45,329,772)    (25,984,336)    (15,687,424)    (10,952,220)     (7,761,396)
   Total stockholders' equity
     (deficit) ..................     36,132,118       6,622,429        (179,238)        901,919        (241,001)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and, as of November 3, 1998, the successor to, a Delaware corporation of the same name. As the context requires, the "Company" or "CPI" is used herein to signify the successor and/or the predecessor corporations

         Certain statements made in this report on Form 10-K, and oral statements made with respect to this report, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include those which express plan, anticipation, intent, estimation, belief, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors, the costs, delays and uncertainties inherent in basic pharmaceutical research, drug development and clinical trials; the uncertainty of obtaining regulatory approval, and the timing and scope of any approval received; acceptance by providers of healthcare reimbursement; the validity, scope and enforceability of patents; the actions of competitors; dependence upon third parties; product liability; and other risks detailed in CPI's reports filed under the Securities Exchange Act of 1934, including the sections entitled "Business" and "Risk Factors" in this report on Form 10-K for the year ending December 31, 1998. The Company undertakes no obligation to update or revise the statements made in this report

OVERVIEW

         CPI is a development stage pharmaceutical company focused on the research, development and future commercialization of products to prevent and treat cancer. From the inception of the Company's business in 1990, operating activities have related primarily to conducting research and development, raising capital and recruiting personnel. The Company's initial investigational new drug application ("IND") was filed with the Food and Drug Administration ("FDA") in December 1993 for human clinical trials of the Company's first product candidate, exisulind.

         Phase I clinical trials for exisulind to treat adenomatous polyposis coli ("APC"), an FDA designated orphan drug indication, began in February 1994; a Phase I/II clinical trial began in August 1995; and a Phase III clinical trial was initiated in the second quarter of 1997 and concluded in January 1999. In December 1997, CPI initiated Phase II/III clinical trials of exisulind for the treatment of sporadic adenomatous colonic polyps (patient enrollment continuing) and for the prevention of prostate cancer recurrence (patient enrollment completed in the third quarter of 1998) as well as a pilot clinical trial of exisulind for the treatment of lung cancer. In addition, a Phase II/III clinical trial of exisulind for prevention of breast cancer recurrence (patient enrollment continuing) was initiated in February 1998.

         On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng")(a publicly-held company with no continuing operations which, subsequent to the transaction, became a subsidiary of CPI), in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock, which represented approximately 23% of the outstanding Common Stock of CPI, and received net proceeds of approximately $26.4 million.

         In January 1999, CPI completed a pivotal Phase III clinical trial of exisulind for the indication of familial polyposis coli or APC. Preliminary evaluation of the unblinded data from this clinical trial suggested that the trial did not achieve statistical significance. On February 1, 1999, the Company announced that it anticipated a delay in the filing of a new drug application ("NDA") with the FDA for this indication and that the Company would be evaluating the data in a process which was expected to continue for some weeks. As of March 26, 1999, CPI had not completed its evaluation of the data from the Phase III clinical trial. Until completion of its analysis, the Company will not know the extent of delay. There can be no assurance that the Company will file an NDA for the APC indication, or, if an NDA is filed, that exisulind will receive marketing approval by the FDA.

         The Company has not received any revenue from the sale of products, and no product candidate of CPI has been approved for marketing. CPI's income has been limited to interest income from investments, and CPI's primary source of capital has been the sale of its equity securities and the transaction with Tseng. Annual losses were $19,345,436, $10,296,912 and $4,735,204 in 1998, 1997 and 1996, respectively. As of December 31, 1998 and 1997, CPI's accumulated deficit was $45,329,772 and $25,984,336, respectively, and its unrestricted cash and cash equivalents for the same periods were $37,232,404 and $8,460,839, respectively. CPI anticipates that it will continue to incur additional operating losses for the next several years. There can be no assurance that any of CPI's product candidates will be approved for marketing, that CPI will attain profitability or, if profitability is achieved, that CPI will remain profitable on a quarterly or annual basis in the future. CPI's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS

         Year Ended December 31, 1998 Compared with Year Ended December 31, 1997. Total expenses for the year ended December 31, 1998 were $20,305,769, an increase of $9,582,213 from the same period in 1997. Such increase was primarily due to an increase in the Company's research and development ("R&D") and general and administrative ("G&A") expenses. R&D expenses in 1998 were $16,052,232, an increase of $7,295,733 from 1997. Such increase was primarily due to the procurement of clinical trial supplies of exisulind, higher expenses associated with the Company's ongoing clinical trials, additional personnel in 1998 to support the in-house activities of research, product development and clinical trial management and facility expenses. G&A expenses were $4,253,537 for the year ended December 31, 1998, an increase of $3,303,480 from the same period in 1997. Such increase was primarily the result of additional personnel hired, a one-time charge for expenses related to the Company's planned initial public offering which was not completed, expenses associated with marketing and commercialization preparations and higher facility expenses. In 1997, the Company recorded a provision of $1,017,000 for the redemption of CPI Redeemable Preferred Stock, which was subsequently redeemed in November 1998.

         Interest income was $960,333 in 1998, an increase of $533,689 from 1997, primarily due to higher cash balances resulting from the Series G Convertible Preferred Stock financing in April and May 1998, which resulted in net proceeds of $21,404,004, and the transaction with Tseng, which resulted in net proceeds of $26,364,894.


         Year Ended December 31, 1997 Compared with Year Ended December 31, 1996. Total expenses for the year ended December 31, 1997, were $10,723,556, an increase of $5,897,545 from the same period in 1997. Such increase was primarily due to an increase in the Company's R&D and G&A expenses. R&D expenses in 1997 were $8,756,499, an increase of $4,593,518 from 1996. Such increase was primarily due to the procurement of clinical trial supplies of exisulind and cell biology research related to CPI's technology. G&A expenses were $950,057 in 1997, an increase of $287,027 from 1996, primarily due to higher personnel related expenses for salaries, travel and recruiting. In the third quarter of 1997, CPI recorded a provision of $1,017,000 for the redemption of CPI Redeemable Preferred Stock as CPI's preparations for a registration of its stock made it probable that such redemption would occur.

         Interest income was $426,644, an increase of $335,837 from 1996 due to higher cash balances resulting from the CPI Series F Preferred Stock financing that commenced in 1996 and resulted in net proceeds of $17,547,859 in 1996 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

         CPI has financed its operations since inception primarily with the net proceeds received from private placements of equity securities and the transaction with Tseng. Financing activities have generated net proceeds of $81,220,197 from inception through December 31, 1998. For the years ended December 31, 1998 and 1997, net cash generated by financing activities was $48,791,886 and $17,082,279, respectively, primarily reflecting the sale of equity securities in both 1998 and 1997 and the transaction with Tseng in 1998. In 1997, the Company raised $16,547,859 from the Series F Convertible Preferred Stock private placement and in 1998 the Company raised $21,404,004 and $26,364,894 from the Series G Convertible Preferred Stock private placement and the transaction with Tseng, respectively.

         At December 31, 1998, CPI had cash and cash equivalents of $37,232,404 (excluding restricted cash of $611,172). CPI's cash position increased by $28,771,565 for the year ended December 31, 1998, primarily reflecting the net proceeds of the private placement of Series G Preferred Stock, the transaction with Tseng, and proceeds received upon the sale of certain leasehold improvements less operating expenses and capital expenditures. CPI invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government treasuries. CPI had $611,172 in a restricted account pledged as security for a letter of credit for a security deposit under the lease of its Horsham, Pennsylvania facility, and as security to a letter of credit for a portion of a software lease commitment.

         In 1998, the Company acquired approximately $2,624,383 in laboratory and computer equipment, office furniture and leasehold improvements for its new research laboratories and offices in its Horsham Facility. The Company plans to seek financing for the acquisition of capital assets in the future. However, the Company has no agreements or arrangements to such financing and there can be no assurance that such financing will be available on terms acceptable to CPI, if at all.

         CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten-year lease which expires in 2008 and which contains two five-year renewal options. In June 1998, CPI received a one-time payment of $3.0 million toward improvements to the facility for laboratories and office renovations previously made and to be made by the Company. CPI vacated its 7,900 square feet facility in Aurora, Colorado at the end of July 1998; the lease expires in June 1999 and the remaining rent expense associated with such facility has been recorded in the 1998 operations. The Company believes its facilities will be adequate for the foreseeable future.

         CPI anticipates that annual expenditures for preclinical studies, clinical trials, product development, research, selling and marketing, and general and administrative expense will increase significantly in future years. In anticipation of possible FDA approval for the marketing of exisulind, CPI began, in the second half of 1998, to prepare for the commercialization of CPI's first product and planned to accelerate such preparation in 1999, adding substantial additional expense. As indicated in the Company's February 1999 announcement of the preliminary evaluation of the data from the APC Phase III clinical trial, the Company anticipates a delay in the filing of an NDA. Accordingly, the Company is revising its current operating plan and anticipated expenditures, and is developing contingency plans associated with its clinical development plans. There can be no assurance that CPI will be able to successfully complete the clinical development of exisulind for APC or any other indication, that the FDA will grant approval within the time frame expected, if at all, that the other developments or expansions in CPI's programs of research, development and commercialization will not require additional funding or encounter delays or that, in light of these or other circumstances, CPI will be able to achieve anticipated levels of revenue, expense and cash flow.

         CPI expects that it will require additional financing to continue its research and development programs. CPI plans to finance its anticipated growth and development largely through equity or debt financings and/or strategic alliances with corporate partners. CPI believes, based on its current operating plans, that its existing cash and cash equivalents balance of approximately $37.2 million as of December 31, 1998, together with interest earned on this balance, but without taking into consideration any potential revenues from possible commercialization or strategic alliances, will provide sufficient working capital to sustain operations into the fourth quarter of 2000. However, there can be no assurance the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs or from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to CPI, if at all. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants. Corporate alliances could require the Company to give up certain marketing rights or other rights to its potential products and technology. If additional funds should be needed but are not available, CPI may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by CPI to raise capital on acceptable terms if and when needed would have a material adverse effect on CPI's business, financial condition and results of operations.

INFLATION

         CPI does not believe that inflation has had any significant impact on CPI's business to date.

INCOME TAXES

         As of December 31, 1998, CPI has net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets which will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of December 31, 1998. (See Note 11 of notes to consolidated financial statements included elsewhere in this report.)

         The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on CPI's ability to utilize its NOLs from tax periods prior to the ownership change. CPI believes that the transaction with Tseng triggered such limitation. However, CPI does not expect such limitation to have a significant impact on its operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not currently engage in derivative or hedging activities, the Company believes that there will be no impact to the Company's results of operations, financial position or cash flows upon the adoption of this standard.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company does not expect the adoption of this standard to have a material effect on the Company's capitalization policy.

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15,1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As the Company has expensed these costs historically, the adoption of this standard is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

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

         CPI does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems. CPI has reviewed its existing systems and believes that they correctly define the Year 2000. Non-information technology systems that utilize embedded technology, such as microcontrollers, HVAC, and security may also face Year 2000 issues. However, the Company believes that it does not have significant Year 2000 issues related to non-information technology systems and is currently reviewing these systems. This review will be completed in 1999.

         In addition, CPI is conducting an analysis to determine the extent to which its major suppliers', third party researchers' and clinical trial sites' systems (insofar as they relate to CPI's business) are subject to the Year 2000 issue. This review will be completed in 1999. CPI is currently unable to predict the extent to which it would be vulnerable to its third parties failure to remediate any Year 2000 issues on a timely basis. The failure of a major third party subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with CPI's systems could have a material adverse effect on CPI. However, CPI's activities to date have related primarily to conducting research and development activities and as a result are not significantly dependent on external third-party systems. All new contractual arrangements with third parties require assurance that the third party is Year 2000 compliant.

         To date CPI has not made any contingency plans to address third party Year 2000 risks. CPI plans to formulate contingency plans to the extent necessary in 1999. Historical and estimated costs directly related to Year 2000 issue remediation have been and are expected to be immaterial as CPI's past and future infrastructure has been built with Year 2000 issues in mind and to minimize these issues. Based on information now known to CPI, the Company does not expect to incur material costs in addressing the Year 2000 issue, nor does the Company believe that it will be required to make material capital expenditures to fix Year 2000 issues other than system upgrades on a normal replacement schedule with only immaterial opportunity costs of CPI personnel to ensure new systems and third parties are Year 2000 compliant.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than three months to ensure principal preservation. As of December 31, 1998, the Company was invested in U.S. Government securities and money market funds, which were classified as cash equivalents in the Company's financial statements. The investments had principal (or notional) amounts of $37,593,339 which were equal to their fair value, an average interest rate of 5% and mature in less than three months.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Registrant's financial statements and notes thereto, together with the Report of Independent Public Accountants thereon, appear at pages F-1 through F-19 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The information required by Item 10 for Directors of the Company is contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is incorporated herein by reference thereto.

         (b) The information required by Item 10 for Executive Officers of the Company is set forth in Part 1 of this report and is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is incorporated herein by reference thereto.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is incorporated herein by reference thereto.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)

1.       LIST OF FINANCIAL STATEMENTS

         See page F-1 of this report, which includes an index to consolidated financial statements.

2.       LIST OF FINANCIAL STATEMENT SCHEDULES

         None.

3.       LIST OF EXHIBITS

  *2.1 Agreement and Plan of Reorganization dated as of June 23, 1998 among Cell Pathways, Inc. and Tseng Labs, Inc.

   3.1   Certificate of Incorporation as amended November 2, 1998.

   3.2 Amendment to Certificate of Incorporation by way of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.

  *3.3   Bylaws of Cell Pathways Inc.

   4.1   Reference is made to Exhibits 3.1 and 3.2.

  *4.2   Specimen certificate of Registrant.

***4.3 Rights Agreement dated as of December 3, 1998 between Registrant and Registrar and Transfer Company.

 *10.2 Lease, dated June 25, 1998, between Cell Pathways, Inc. and ARE-702 Electronic Drive, L.P.

 *10.3   1997 Equity Incentive Plan of Cell Pathways, Inc.

 *10.4   Form of Incentive Stock Option Agreement.

 *10.5   1997 Non-Employee Director Stock Option Plan of Cell Pathways, Inc.

 *10.6   Form of Stock Option Agreement.

**10.7   1997 Employee Stock Purchase Plan of Cell Pathways, Inc.

**10.8 Employment Agreement, dated November 6, 1997, between Cell Pathways, Inc. and Brian J. Hayden.

**10.9   1995 Stock Award Plan of Cell Pathways, Inc.

**10.10 Employment Agreement, dated October 12, 1996, between Cell Pathways, Inc. and Robert J. Towarnicki.

**10.11 Employment Agreement, dated February 1, 1993, between Cell Pathways, Inc. and Rifat Pamukcu.

**10.12 Memorandum of Employment, dated January 1, 1993, between Cell Pathways, Inc. and Richard H. Troy.

**10.13 Agreement, dated June 30, 1994, between Cell Pathways, Inc. and the Division of Cancer Prevention and control, National Cancer Institute.

**10.14 Amendment to Agreement, dated September 4, 1996, between Cell Pathways, Inc. and the Division of Cancer Prevention and Control, National Cancer Institute.

**10.15 Research and License Agreement, dated June 26, 1991, between Cell Pathways, Inc. and the University of Arizona, as amended.

 *10.17 Severance Agreement, dated April 17, 1998, between Tseng Labs, Inc. and John J. Gibbons.

  22.1   Subsidiaries

  23.1   Consent of Arthur Andersen LLP

  24.1 Power of Attorney. Reference is made to the signature page of this report.

  27.1 Financial Data Schedule as of and for the period ended December 31, 1998.

* Previously filed as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-59557), filed July 22, 1998, or amendments thereto, and incorporated herein by reference.

** Previously filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-37557), filed October 9, 1997 or amendments thereto, and incorporated herein by reference.

*** Previously filed as an exhibit to Registrant's Report on Form 8-K filed December 18, 1998.

(b)      REPORT ON FORM 8-K

A report on Form 8-K was filed on December 18, 1998 to report under Item 5 Other Events with respect to the adoption of a Stockholder Rights Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CELL PATHWAYS, INC.

                           By: /s/ Robert J. Towarnicki
                              ............................
                           President, Chief Executive Officer and Director
March 26, 1999             (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Towarnicki and Richard H. Troy and each of them, his or her true and lawful attorney-in-fact and agents, with the full power of substitution and resubstitution, for such person and in each person's name, place and stead, in any and all capacities, to sign this report and any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, and any of them, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

         Signature                    Title                          Date
         ---------                    -----                          ----
/s/  WILLIAM A. BOEGER
 ..................................    Chairman of the Board of       March 26, 1999
         (William A. Boeger)             Directors

/s/  John J. Gibbons
 ..................................    Director                       March 26, 1999
         (John J. Gibbons)

/s/  Thomas M. Gibson
 ..................................    Director                       March 26, 1999
         (Thomas M. Gibson)

/s/  Judith A. Hemberger
 ..................................    Director                       March 26, 1999
         (Judith A. Hemberger)

/s/  Roger J. Quy
 ..................................    Director                       March 26, 1999
         (Roger J. Quy)

/s/  Bruce R. Ross
 ..................................    Director                       March 26, 1999
         (Bruce R. Ross)

         Signature                    Title                          Date
         ---------                    -----                          ----
/s/  Peter G. Schiff
 ..................................    Director                       March 26, 1999
         (Peter G. Schiff)

/s/  Randall M. Toig
 ..................................    Director                       March 26, 1999
         (Randall M. Toig)


/s/  ROBERT J. TOWARNICKI
 ..................................    President, Chief Executive     March 26, 1999
         (Robert J. Towarnicki)        Officer and Director

/s/  Richard H. Troy
 ..................................    Senior Vice President,         March 26, 1999
         (Richard H. Troy)             Corporate Development,
                                       General Counsel, Secretary
                                       and Director
/s/  Louis M. Weiner
 ....................................  Director                       March 26, 1999
         (Louis M. Wiener)

/s/  BRIAN J. HAYDEN
 ....................................  Chief Financial Officer        March 26, 1999
         (Brian J. Hayden)             Vice President, Finance
                                       (Principal Financial and
                                       Accounting Officer)

                               CELL PATHWAYS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements:

                                                                     Page
                                                                     ----
Report of Independent Accountants..................................  F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997.......  F-3

Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996 and for the period from inception
(August 10, 1990) to December 31, 1998.............................  F-4

Consolidated Statements of Stockholders' Equity (Deficit) and
Partners' Investment for the period from inception (August
10, 1990) to December 31, 1998.....................................  F-5 to F-8

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996 and the period from inception
(August 10, 1990) to December 31, 1998.............................  F-9

Notes to Financial Statements .....................................  F-10 to F-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Cell Pathways, Inc.:

We have audited the accompanying consolidated balance sheets of Cell Pathways, Inc. (a Delaware corporation in the development stage), as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and partners' investment, and cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (August 10, 1990) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cell Pathways, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (August 10, 1990) to December 31, 1998, in conformity with generally accepted accounting principles.


                                         /s/ Arthur Andersen LLP




Philadelphia, Pennsylvania
March 16, 1999

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                    -----------------------------
                                                                                        1998             1997
                                                                                    ------------     ------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................    $ 37,232,404     $  8,460,839
  Prepaid expenses and other ...................................................         512,474          178,672
                                                                                    ------------     ------------
  Total current assets .........................................................      37,744,878        8,639,511

EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, NET
  (NOTE 4) .....................................................................       1,533,634        1,642,597
RESTRICTED CASH ................................................................         611,172          198,592
OTHER ASSETS ...................................................................         343,015          497,953
                                                                                    ------------     ------------

                                                                                    $ 40,232,699     $ 10,978,653
                                                                                    ============     ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current installments of obligations under capital lease ......................    $    146,260     $         --
  Accounts payable .............................................................         601,988          209,322
  Accrued leasehold improvement costs ..........................................         161,280        1,053,168
  Accrued compensation .........................................................         250,056          180,000
  Accrued transaction and offering costs .......................................         996,720          441,427
  Other accrued liabilities (NOTE 5) ...........................................       1,784,380        1,317,805
  Note payable .................................................................              --           53,243
                                                                                    ------------     ------------
  Total current liabilities ....................................................       3,940,684        3,254,965
LONG-TERM LIABILITIES:
  Obligations under capital lease, excluding current installments ..............         159,897               --
  Note payable, net of current portion .........................................              --            9,259
COMMITMENTS AND CONTINGENCIES (NOTE 12)
REDEEMABLE PREFERRED STOCK, $.01 par value, none and 61,250 shares
  authorized, issued and outstanding, redeemable for $0 and $1,092,000 .........              --        1,092,000
                                                                                    ------------     ------------

STOCKHOLDERS' EQUITY :
Preferred Stock, $.01 par value, 5,000,000 and 13,000,000 shares authorized, none and 10,968,387 shares of Convertible Preferred Stock outstanding, with an
  aggregate liquidation  preference of $0 and  $33,091,790 .....................              --       32,158,000
Common Stock $.01 par value, 70,000,000 and 17,000,000 shares authorized;
  24,279,526 and 2,990,095 shares issued and outstanding .......................         242,796           29,901
Additional paid-in capital .....................................................      81,256,094          455,864
Stock subscription receivable from issuance of Common Stock ....................         (37,000)         (37,000)
Deficit accumulated during the development stage ...............................     (45,329,772)     (25,984,336)
                                                                                    ------------     ------------
  Total stockholders' equity ...................................................      36,132,118        6,622,429
                                                                                    ------------     ------------
                                                                                    $ 40,232,699     $ 10,978,653
                                                                                    ============     ============

The accompanying notes to financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       PERIOD
                                                          YEAR ENDED DECEMBER 31,                  FROM INCEPTION
                                               ---------------------------------------------     (AUGUST 10, 1990)
                                                  1998              1997            1996        TO DECEMBER 31, 1998
                                               ------------     ------------     -----------    --------------------
EXPENSES:
   Research and development ...............    $ 16,052,232     $  8,756,499     $ 4,162,981         $ 37,128,330
   General and administrative .............       4,253,537          950,057         663,030            8,809,045
   Provision for redemption of the
     Redeemable Preferred Stock ...........              --        1,017,000              --            1,017,000
                                               ------------     ------------     -----------         ------------
     Total expenses .......................      20,305,769       10,723,556       4,826,011           46,954,375
INTEREST INCOME ...........................         960,333          426,644          90,807            1,624,603
                                               ------------     ------------     -----------         ------------
NET LOSS ..................................    $(19,345,436)    $(10,296,912)    $(4,735,204)        $(45,329,772)
                                               ============     ============     ===========         ============
Basic and diluted net loss per Common Share    $      (3.04)    $      (3.63)    $     (1.83)
                                               ============     ============     ===========
Shares used in computing basic and
   diluted net loss per Common Share ......       6,369,006        2,838,814       2,587,552
                                               ============     ============     ===========

The accompanying notes to financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS' INVESTMENT FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 1998




                                                                    REDEEMABLE           CONVERTIBLE
                                                                  PREFERRED STOCK      PREFERRED STOCK           COMMON STOCK
                                                   PARTNERS'     -----------------   --------------------    --------------------
                                                  INVESTMENT      SHARES    AMOUNT   SHARES      AMOUNT        SHARES      AMOUNT
                                                  ----------      ------    ------   ------    ----------    ---------    -------
BALANCE, Inception (August 10, 1990) .........    $        --         --    $ --         --    $       --           --    $    --
 Partner cash contributions in September
   1990 for Class A Partnership Units ........        406,000         --      --         --            --           --         --
 Partner contribution of interest in
   research grant in September 1990
   for Class A Partnership Units, at
   historical cost ...........................         48,638         --      --         --            --           --         --
 Net loss ....................................             --         --      --         --            --           --         --
                                                  -----------     ------    ----    -------    ----------    ---------    -------
BALANCE, December 31, 1990 ...................        454,638         --      --         --            --           --         --
 Partner cash contributions in March 1991
   for Class A Partnership Units .............        406,000         --      --         --            --           --         --
 Partner cash contributions in December
   1991 for Class B Partnership Units ........        896,563         --      --         --            --           --         --
 Net loss ....................................             --         --      --         --            --           --         --
                                                  -----------     ------    ----    -------    ----------    ---------    -------
BALANCE, December 31, 1991 ...................      1,757,201         --      --         --            --           --         --
 Partner cash contributions in January and
   April 1992 for Class B Partnership Units ..         21,812         --      --         --            --           --         --
 Partner cash contributions in December
   1992 for Class B Partnership Units ........        133,300         --      --         --            --           --         --
 Partner cash contributions in December
   1992 for Class C Partnership Units ........      1,540,000         --      --         --            --           --         --
 Partner cash contributions in December
   1992 for Class D Partnership Units ........      1,475,027         --      --         --            --           --         --
 Net loss ....................................             --         --      --         --            --           --         --
                                                  -----------     ------    ----    -------    ----------    ---------    -------
BALANCE, December 31, 1992 ...................      4,927,340         --      --         --            --           --         --
 Partner cash contributions in January 1993
   to March 1993 for Class D Partnership Units        385,015         --      --         --            --           --         --
 Exchange of interests in the Partnership
   in September 1993 for 872,000 shares of
   Series A Convertible Preferred Stock ......       (812,000)        --      --    872,400       812,000           --         --
 Exchange of interests in the Partnership
   in September 1993 for 848,100 shares of
   Series B Convertible Preferred Stock ......       (868,000)        --      --    848,100       868,000           --         --
 Exchange of interests in the Partnership
   in September 1993 for 700,000 shares of
   Series C Convertible Preferred Stock ......     (1,540,000)        --      --    700,000     1,540,000           --         --
 Exchange of interests in the Partnership
   in September 1993 for 616,808 shares of
   Series D Convertible Preferred Stock ......     (1,860,042)        --      --    616,808     1,860,042           --         --
 Exchange of interests in the Partnership
   in September 1993 for 61,250 shares of
   Redeemable Preferred Stock ................           (613)    61,250     613         --            --           --         --
 Exchange of interests in the Partnership
   in September 1993 for 2,279,500 shares of
   Common Stock ..............................       (231,700)        --      --         --            --    2,279,500     22,795
 Net loss ....................................    $        --         --    $ --         --    $       --           --    $    --
                                                  -----------     ------    ----    -------    ----------    ---------    -------

                                                                  STOCK          STOCK
                                                               SUBSCRIPTION   SUBSCRIPTION
                                                                RECEIVABLE     RECEIVABLE      DEFICIT
                                                                   FROM           FROM       ACCUMULATED
                                                 ADDITIONAL     ISSUANCE OF    ISSUANCE OF   DURING THE
                                                  PAID-IN      CONVERTIBLE       COMMON      DEVELOPMENT
                                                  CAPITAL    PREFERRED STOCK      STOCK        STAGE
                                                 ----------  ---------------  ------------   -----------
BALANCE, Inception (August 10, 1990) .........    $     --         $ --           $ --       $        --
 Partner cash contributions in September
   1990 for Class A Partnership Units ........          --           --             --                --
 Partner contribution of interest in
   research grant in September 1990
   for Class A Partnership Units, at
   historical cost ...........................          --           --             --                --
 Net loss ....................................          --           --             --          (252,116)
                                                  --------         ----           ----       -----------
BALANCE, December 31, 1990 ...................          --           --             --          (252,116)
 Partner cash contributions in March 1991
   for Class A Partnership Units .............          --           --             --                --
 Partner cash contributions in December
   1991 for Class B Partnership Units ........          --           --             --                --
 Net loss ....................................          --           --             --          (738,204)
                                                  --------         ----           ----       -----------
BALANCE, December 31, 1991 ...................          --           --             --          (990,320)
 Partner cash contributions in January and
   April 1992 for Class B Partnership Units ..          --           --             --                --
 Partner cash contributions in December
   1992 for Class B Partnership Units ........          --           --             --                --
 Partner cash contributions in December
   1992 for Class C Partnership Units ........          --           --             --                --
 Partner cash contributions in December
   1992 for Class D Partnership Units ........          --           --             --                --
 Net loss ....................................          --           --             --        (1,391,531)
                                                  --------         ----           ----       -----------
BALANCE, December 31, 1992 ...................          --           --             --        (2,381,851)
 Partner cash contributions in January 1993
   to March 1993 for Class D Partnership Units          --           --             --                --
 Exchange of interests in the Partnership
   in September 1993 for 872,000 shares of
   Series A Convertible Preferred Stock ......          --           --             --                --
 Exchange of interests in the Partnership
   in September 1993 for 848,100 shares of
   Series B Convertible Preferred Stock ......          --           --             --                --
 Exchange of interests in the Partnership
   in September 1993 for 700,000 shares of
   Series C Convertible Preferred Stock ......          --           --             --                --
 Exchange of interests in the Partnership
   in September 1993 for 616,808 shares of
   Series D Convertible Preferred Stock ......          --           --             --                --
 Exchange of interests in the Partnership
   in September 1993 for 61,250 shares of
   Redeemable Preferred Stock ................          --           --             --                --
 Exchange of interests in the Partnership
   in September 1993 for 2,279,500 shares of
   Common Stock ..............................     208,905           --             --                --
 Net loss ....................................    $     --         $ --           $ --       $(2,269,099)
                                                  --------         ----           ----       -----------

The accompanying notes to financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     AND PARTNERS' INVESTMENT -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 1998



                                                                  REDEEMABLE            CONVERTIBLE
                                                                PREFERRED STOCK       PREFERRED STOCK             COMMON STOCK
                                                               ----------------  -------------------------     --------------------
                                                    PARTNERS'
                                                   INVESTMENT  SHARES    AMOUNT    SHARES        AMOUNT         SHARES       AMOUNT
                                                   ----------  ------    ------  ----------    -----------     ---------    -------
BALANCE, December 31, 1993 ....................      $ --      61,250    $  613   3,037,308    $ 5,080,042     2,279,500    $22,795
 Issuance of Common Stock for services valued
   at $0.41 per share .........................        --          --        --          --             --        16,667        167
 Issuance of 542,761 shares of Series E
   Convertible Preferred Stock for cash at
   $4.10 per share ............................        --          --        --     542,761      2,225,320            --         --
 Net loss .....................................                    --        --          --             --            --         --
                                                     ----      ------    ------  ----------    -----------    ----------    -------
BALANCE, December 31, 1994 ....................        --      61,250       613   3,580,069      7,305,362     2,296,167     22,962
 Issuance of 1,121,800 shares of Series E
   Convertible Preferred Stock for cash at
   $3.15 per share ............................        --          --        --   1,121,800      3,533,670            --         --
 Issuance of 163,701 shares of Series E
   Convertible Preferred Stock to effect the
   price change from $4.10 to $3.15 (Note 6) ..        --          --        --     163,701             --            --         --
 Conversion of bridge notes payable plus
   interest to 253,633 shares of Series E
   Convertible Preferred Stock at a price of
   $3.15 per share (Note 6) ...................        --          --        --     253,633        800,199            --         --
 Net loss .....................................                    --        --          --             --            --         --
                                                     ----      ------    ------  ----------    -----------    ----------    -------
BALANCE, December 31, 1995 ....................        --      61,250       613   5,119,203     11,639,231     2,296,167     22,962
 Issuance of 887,661 shares of Series E
   Convertible Preferred Stock for cash at
   $3.15 per share, net of offering costs of
   $298,313 ...................................        --          --        --     887,661      2,497,819            --         --
 Collection of Series E Convertible Preferred
   Stock subscription receivable ..............        --          --        --          --             --            --         --
 Issuance of 270,270 shares of Series F
   Convertible Preferred Stock for cash at
   $3.70 per share ............................        --          --        --     270,270      1,000,000            --         --
 Issuance of 185,000 shares of Common Stock in
   February 1996 as bonuses to officers and
   employees valued at $0.32 per share ........        --          --        --          --             --       185,000      1,850
 Issuance of 14,828 shares of Common Stock in
   May 1996 for consulting services, valued at
   $0.32 per share ............................        --          --        --          --             --        14,828        148
 Exercise of warrants to purchase 148 shares of
   Series E Convertible Preferred Stock at
   $3.15 per share ............................        --          --        --         148            466            --         --
 Exercise of options to purchase Common Stock
   at $0.32 per share .........................        --          --        --          --             --       222,850      2,229
 Net loss .....................................        --          --    $   --          --    $        --            --    $    --
                                                     ----      ------    ------  ----------    -----------    ----------    -------

                                                                    STOCK           STOCK
                                                                 SUBSCRIPTION     SUBSCRIPTION
                                                                  RECEIVABLE      RECEIVABLE         DEFICIT
                                                                     FROM            FROM          ACCUMULATED
                                                    ADDITIONAL    ISSUANCE OF     ISSUANCE OF      DURING THE
                                                     PAID-IN     CONVERTIBLE        COMMON         DEVELOPMENT
                                                     CAPITAL    PREFERRED STOCK      STOCK            STAGE
                                                    ----------  ---------------   ------------    -------------
BALANCE, December 31, 1993 ....................      $208,905      $     --       $        --     $ (4,650,950)
 Issuance of Common Stock for services valued
   at $0.41 per share .........................         6,667            --                --               --
 Issuance of 542,761 shares of Series E
   Convertible Preferred Stock for cash at
   $4.10 per share ............................            --       (23,501)               --               --
 Net loss .....................................            --            --                --       (3,110,446)
                                                     --------      --------       -----------     ------------
BALANCE, December 31, 1994 ....................       215,572       (23,501)               --       (7,761,396)
 Issuance of 1,121,800 shares of Series E
   Convertible Preferred Stock for cash at
   $3.15 per share ............................            --          (125)               --               --
 Issuance of 163,701 shares of Series E
   Convertible Preferred Stock to effect the
   price change from $4.10 to $3.15 (Note 6) ..            --            --                --               --
 Conversion of bridge notes payable plus
   interest to 253,633 shares of Series E
   Convertible Preferred Stock at a price of
   $3.15 per share (Note 6) ...................            --            --                --               --
 Net loss .....................................            --            --                --       (3,190,824)
                                                     --------      --------       -----------     ------------
BALANCE, December 31, 1995 ....................       215,572       (23,626)               --      (10,952,220)
 Issuance of 887,661 shares of Series E
   Convertible Preferred Stock for cash at
   $3.15 per share, net of offering costs of
   $298,313 ...................................            --            --                --               --
 Collection of Series E Convertible Preferred
   Stock subscription receivable ..............            --        20,505                --               --
 Issuance of 270,270 shares of Series F
   Convertible Preferred Stock for cash at
   $3.70 per share ............................            --            --                --               --
 Issuance of 185,000 shares of Common Stock in
   February 1996 as bonuses to officers and
   employees valued at $0.32 per share ........        57,350            --                --               --
 Issuance of 14,828 shares of Common Stock in
   May 1996 for consulting services, valued at
   $0.32 per share ............................         4,596            --                --               --
 Exercise of warrants to purchase 148 shares of
   Series E Convertible Preferred Stock at
   $3.15 per share ............................            --            --                --               --
 Exercise of options to purchase Common Stock
   at $0.32 per share .........................        69,084            --                --               --
 Net loss .....................................      $     --       $    --       $        --       (4,735,204)
                                                     --------      --------       -----------     ------------

The accompanying notes to financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    AND PARTNERS' INVESTMENT -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 1998



                                                                REDEEMABLE               CONVERTIBLE
                                                              PREFERRED STOCK           PREFERRED STOCK            COMMON STOCK
                                                           ---------------------   ------------------------   ---------------------
                                               PARTNERS'
                                              INVESTMENT   SHARES       AMOUNT      SHARES        AMOUNT       SHARES       AMOUNT
                                              ----------   ------     ----------   ---------    -----------   ---------    --------

BALANCE, December 31, 1996 ................    $    --     61,250     $      613   6,277,282    $15,137,516   2,718,845    $ 27,189
 Issuance of 4,538,675 shares of Series F
   Convertible Preferred Stock for cash at
   $3.70 per share, net of offering costs
   of $249,239 ............................         --         --             --   4,538,675     16,547,859          --          --
 Exercise of warrants to purchase 149,462
   shares of Series E Convertible Preferred
   Stock at $3.15 per share ...............         --         --             --     149,462        470,805          --          --
 Exercise of warrants to purchase 492
   Shares of Series F Convertible Preferred
   Stock at $3.70 per share ...............         --         --             --         492          1,820          --          --
 Cashless exercise of warrants to purchase
   2,476 shares of Series E Convertible
   Preferred Stock ........................         --         --             --       2,476             --          --          --
 Exercise of options by employees and
   Directors at $0.32 - $0.50 per Share ...         --         --             --          --             --     251,250       2,512
 Issuance of Common Stock to director at
   $3.70 per share ........................         --         --             --          --             --      10,000         100
 Issuance of Common Stock to consultant,
   valued at $3.70 per share ..............         --         --             --          --             --      10,000         100
 Collection of stock subscription
   receivable .............................         --         --             --          --             --          --          --
 Provision for redemption of Redeemable
   Preferred Stock ........................         --         --      1,091,387          --             --          --          --

 Net loss .................................    $    --         --     $       --          --    $        --          --    $     --
                                               -------     ------     ----------   ---------    -----------   ---------    --------


                                                               STOCK           STOCK
                                                            SUBSCRIPTION     SUBSCRIPTION
                                                             RECEIVABLE       RECEIVABLE        DEFICIT
                                                                FROM             FROM         ACCUMULATED
                                              ADDITIONAL     ISSUANCE OF      ISSUANCE OF      DURING THE
                                               PAID-IN       CONVERTIBLE        COMMON        DEVELOPMENT
                                               CAPITAL     PREFERRED STOCK       STOCK           STAGE
                                              ----------   ---------------   ------------     ------------

BALANCE, December 31, 1996 ................   $ 346,602        $(3,121)       $     --        $(15,687,424)
 Issuance of 4,538,675 shares of Series F
   Convertible Preferred Stock for cash at
   $3.70 per share, net of offering costs
   of $249,239 ............................          --             --              --                  --
 Exercise of warrants to purchase 149,462
   shares of Series E Convertible Preferred
   Stock at $3.15 per share ...............          --             --              --                  --
 Exercise of warrants to purchase 492
   Shares of Series F Convertible Preferred
   Stock at $3.70 per share ...............          --             --              --                  --
 Cashless exercise of warrants to purchase
   2,476 shares of Series E Convertible
   Preferred Stock ........................          --             --              --                  --
 Exercise of options by employees and
   Directors at $0.32 - $0.50 per Share ...     109,462             --              --                  --
 Issuance of Common Stock to director at
   $3.70 per share ........................      36,900             --         (37,000)                 --
 Issuance of Common Stock to consultant,
   valued at $3.70 per share ..............      36,900             --              --                  --
 Collection of stock subscription
   receivable .............................          --          3,121              --                  --
 Provision for redemption of Redeemable
   Preferred Stock ........................     (74,000)            --              --                  --

 Net loss .................................   $      --        $    --        $     --        $(10,296,912)
                                              ---------        -------        --------        ------------


The accompanying notes to financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     AND PARTNERS' INVESTMENT -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 1998

                                                                       REDEEMABLE                 CONVERTIBLE
                                                                    PREFERRED STOCK             PREFERRED STOCK
                                                                 ----------------------    -------------------------
                                                     PARTNERS'
                                                    INVESTMENT    SHARES      AMOUNT         SHARES        AMOUNT
                                                    ----------   -------   ------------    ----------   ------------
BALANCE, December 31, 1997 ......................   $      --     61,250   $  1,092,000    10,968,387   $ 32,158,000
 Issuance of 4,645,879 shares of Series G
   Convertible Preferred Stock at $4.75 per
   share, net of offering costs of $663,921 .....          --         --             --     4,645,879     21,404,004
Exercise of warrants to purchase 65,076 shares of
   Series E Convertible Preferred Stock at $3.15
   per share ....................................          --         --             --        65,076        204,987
Exercise of options by employees at $0.32 -
   $8.09 per share ..............................          --         --             --            --             --
Redemption of Redeemable Preferred Stock
  for $546,051 and 33,052 shares of Common
  Stock .........................................          --    (61,250)    (1,092,000)           --             --
Conversion of Preferred Stock to Common Stock
   triggered by the transaction with Tseng
   Labs, Inc. ...................................          --         --             --   (15,679,342)   (53,766,991)
Issuance of Common Stock in exchange for the
   Common Stock of Tseng Labs, Inc., net of
   transaction costs of $1,907,354 ..............          --         --             --            --             --
Exercise of Series F warrants to purchase
   150 shares of Common Stock at $3.70 per share           --         --             --            --             --
Exercise of Series G warrants to purchase 615
   shares of Common Stock at $4.75 per share ....          --         --             --            --             --
Non-employee stock option expense ...............                     --             --            --             --

Net loss ........................................                     --             --            --             --
                                                    ---------    -------   ------------    ----------   ------------
BALANCE, December 31, 1998 ......................   $      --         --   $         --            --   $         --
                                                    =========    =======   ============    ==========   ============


                                                                                                  STOCK            STOCK
                                                                                               SUBSCRIPTION     SUBSCRIPTION
                                                                                                RECEIVABLE       RECEIVABLE
                                                           COMMON STOCK                            FROM             FROM
                                                    ------------------------    ADDITIONAL      ISSUANCE OF      ISSUANCE OF
                                                                                 PAID-IN        CONVERTIBLE        COMMON
                                                       SHARES      AMOUNT        CAPITAL      PREFERRED STOCK       STOCK
                                                    ----------   -----------   -----------    ---------------   ------------
BALANCE, December 31, 1997 ......................    2,990,095   $    29,901   $   455,864       $      --       $  (37,000)
 Issuance of 4,645,879 shares of Series G
   Convertible Preferred Stock at $4.75 per
   share, net of offering costs of $663,921 .....           --            --            --              --               --
Exercise of warrants to purchase 65,076 shares of
   Series E Convertible Preferred Stock at $3.15
   per share ....................................           --            --            --              --               --
Exercise of options by employees at $0.32 -
   $8.09 per share ..............................       65,500           655       262,739              --               --
Redemption of Redeemable Preferred Stock
  for $546,051 and 33,052 shares of Common
  Stock .........................................       33,052           331       545,618              --               --
Conversion of Preferred Stock to Common Stock
   triggered by the transaction with Tseng
   Labs, Inc. ...................................   15,679,342       156,793    53,610,198              --               --
Issuance of Common Stock in exchange for the
   Common Stock of Tseng Labs, Inc., net of
   transaction costs of $1,907,354 ..............    5,510,772        55,108    26,364,894              --               --
Exercise of Series F warrants to purchase
   150 shares of Common Stock at $3.70 per share           150             2           553              --               --
Exercise of Series G warrants to purchase 615
   shares of Common Stock at $4.75 per share ....          615             6         2,915              --               --
Non-employee stock option expense ...............           --            --        13,313              --               --

Net loss ........................................           --            --            --              --               --
                                                    ----------   -----------   -----------       ---------       ----------
BALANCE, December 31, 1998 ......................   24,279,526   $   242,796   $81,256,094       $      --       $  (37,000)
                                                    ==========   ===========   ===========       =========       ==========


                                                      DEFICIT
                                                    ACCUMULATED
                                                     DURING THE
                                                     DEVELOPMENT
                                                        STAGE
                                                    ------------
BALANCE, December 31, 1997 ......................   $(25,984,336)
 Issuance of 4,645,879 shares of Series G
   Convertible Preferred Stock at $4.75 per
   share, net of offering costs of $663,921 .....             --
Exercise of warrants to purchase 65,076 shares of
   Series E Convertible Preferred Stock at $3.15
   per share ....................................             --
Exercise of options by employees at $0.32 -
   $8.09 per share ..............................             --
Redemption of Redeemable Preferred Stock
  for $546,051 and 33,052 shares of Common
  Stock .........................................             --
Conversion of Preferred Stock to Common Stock
   triggered by the transaction with Tseng
   Labs, Inc. ...................................             --
Issuance of Common Stock in exchange for the
   Common Stock of Tseng Labs, Inc., net of
   transaction costs of $1,907,354 ..............             --
Exercise of Series F warrants to purchase
   150 shares of Common Stock at $3.70 per share              --
Exercise of Series G warrants to purchase 615
   shares of Common Stock at $4.75 per share ....             --
Non-employee stock option expense ...............             --

Net loss ........................................    (19,345,436)
                                                    ------------
BALANCE, December 31, 1998 ......................   $(45,329,772)
                                                    ============


The accompanying notes to financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                             PERIOD FROM
                                                                           YEAR ENDED                         INCEPTION
                                                                           DECEMBER 31,                      (AUGUST 10,
                                                          --------------------------------------------         1990) TO
                                                              1998            1997            1996        DECEMBER 31, 1998
                                                          -----------------------------------------------------------------

OPERATING ACTIVITIES:
   Net loss ...........................................   $(19,345,436)   $(10,296,912)   $ (4,735,204)      $(45,329,772)
Adjustments to reconcile net loss to net cash used in
   operating activities
   Depreciation expense and amortization ..............        255,197          61,782          33,116            388,017
   Issuance of Common Stock for services rendered .....             --          37,000           4,745             48,578
  Issuance of Common Stock options for services
       rendered .......................................         13,313              --              --             13,313
   Provision for redemption of Redeemable
   Preferred Stock ....................................             --       1,017,387              --          1,017,387
   Write-off of deferred offering costs ...............        469,515              --              --            469,515
   Other ..............................................             --              --              --             68,399
   Increase in prepaid and other current assets .......        (15,176)       (106,882)        (12,484)          (193,848)
   Increase in other assets ...........................       (208,248)             --              --           (208,248)
   Increase (decrease) in accounts payable and accrued
     liabilities ......................................     (1,558,774)        505,248        (193,724)         1,173,433
                                                          ------------    ------------    ------------       ------------
     Net cash flows used in operating activities ......    (20,389,609)     (8,782,377)     (4,903,551)       (42,553,226)
                                                          ------------    ------------    ------------       ------------
INVESTING ACTIVITIES:
   Purchase of equipment and leasehold improvements ...     (2,624,383)       (466,164)       (161,161)        (4,399,800)
   Sale of leasehold improvements .....................      3,000,000              --              --          3,000,000
   Cash paid for deposits .............................         (6,329)        (17,694)             --            (34,767)
                                                          ------------    ------------    ------------       ------------
      Net cash flows provided by (used in)
        Investing activities ..........................        369,288        (483,858)       (161,161)        (1,434,567)
                                                          ------------    ------------    ------------       ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of Convertible Preferred
    Stock, net of related offering costs ..............     21,404,004      16,548,326       3,497,819         47,185,046
  Proceeds from the transaction with  Tseng Labs, Inc.      27,966,372              --              --         27,966,372
  Proceeds from exercise of Series E, F, and G warrants
    to purchase stock .................................        208,463         472,625              --            681,554
  Decrease in shareholder receivable ..................             --           3,121          20,505             23,626
  Cash received for Common Stock options exercised ....        263,394         111,974          71,312            446,681
  Redemption of Redeemable Preferred Stock ............       (546,051)             --              --           (546,051)
  Proceeds from bridge loan (Note 6) ..................             --              --              --            791,000
  Partner cash contributions ..........................             --              --              --          5,312,355
  Increase in restricted cash .........................       (412,580)         (4,592)       (194,000)          (611,172)
  Principal payments under capital lease obligation ...        (29,214)             --              --            (29,214)
  Proceeds from borrowings ............................             --              --         150,000            150,000
  Repayment of borrowings .............................        (62,502)        (49,175)        (39,000)          (150,000)
                                                          ------------    ------------    ------------       ------------
      Net cash flows provided by financing activities .     48,791,886      17,082,279       3,506,636         81,220,197
                                                          ------------    ------------    ------------       ------------
Net increase (decrease) in cash and cash equivalents ..     28,771,565       7,816,044      (1,558,076)        37,232,404
CASH AND CASH EQUIVALENTS, beginning of
 Period ...............................................      8,460,839         644,795       2,202,871                 --
                                                          ------------    ------------    ------------       ------------
CASH AND CASH EQUIVALENTS, end of period ..............   $ 37,232,404    $  8,460,839    $    644,795       $ 37,232,404
                                                          ============    ============    ============       ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES:
Accrual of leasehold improvements payable .............   $         --    $    848,000    $         --       $    848,000
                                                          ============    ============    ============       ============
Accrual of deferred offering costs ....................   $         --    $    441,375    $         --       $    441,375
                                                          ============    ============    ============       ============
Conversion of partners' investment to Preferred Stock .   $         --    $         --    $         --       $  5,312,355
                                                          ============    ============    ============       ============
Conversion of bridge loan to Convertible
   Preferred Stock ....................................   $         --    $         --    $         --       $    791,000
                                                          ============    ============    ============       ============
Conversion of Convertible Preferred Stock for
   Common Stock .......................................   $ 53,766,991    $         --    $         --       $ 53,766,991
                                                          ============    ============    ============       ============
Issuance of Convertible Preferred Stock
 to investment advisors ...............................   $    425,742    $         --    $    115,000       $    540,742
                                                          ============    ============    ============       ============
Issuance of Common Stock as payment of
 Management bonus .....................................   $         --    $         --    $     59,200       $     59,200
                                                          ============    ============    ============       ============
Redemption of Redeemable Preferred Stock for
  Common Stock ........................................   $    545,949    $         --    $         --       $    545,949
                                                          ============    ============    ============       ============
Sale of Common Stock in exchange for
 stock subscription receivable ........................   $         --    $     37,000    $         --       $     37,000
                                                          ============    ============    ============       ============
Sale of Convertible Preferred Stock in exchange for
 stock subscription receivable ........................   $         --    $         --    $         --       $     23,626
                                                          ============    ============    ============       ============
Issuance of Common Stock as payment for
 accounts payable .....................................   $         --    $     37,000    $      4,744       $     48,578
                                                          ============    ============    ============       ============



               The accompanying notes to financial statements are
                      an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.   ORGANIZATION AND BASIS OF PRESENTATION:

     Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Company" is used herein to signify the successor and/or the predecessor corporations. (See Note 3)

     The Company is a pharmaceutical company focused on the research, development and future commercialization of products to prevent and treat cancer. The Company is in the development stage and has not generated any product revenues to date, nor is there any assurance of any future product revenues. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings, corporate alliances or through combinations thereof. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all. The Company will continue to be considered in the development stage until such time as it generates significant revenues from its principal operations. As of December 31, 1998, the Company had a deficit accumulated during the development stage of $45,329,772.

     The Company is the successor to Cell Pathways Limited Partnership (the "Partnership"). The Partnership was formed on August 10, 1990 pursuant to the laws of the State of Illinois under the name of FGN Pharmaceutical Research Limited Partnership. The Partnership Agreement was amended on December 9, 1992 to provide for additional financing, admission of a new general partner and new limited partners, change the name of the Partnership and eventual conversion of the Partnership to corporate form. On September 29, 1993, the assets and liabilities of the Partnership were acquired by the Company in exchange for Preferred and Common Stock of the Company, thereby converting the business from partnership to corporate form.

     On November 3, 1998, the Company completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held shell company) in which the Company issued to Tseng stockholders approximately 5.5 million shares of the Company's Common Stock and received net proceeds of approximately $26.4 million (See Note 3). The accompanying financial statements include the accounts of the Partnership from inception (August 10, 1990) through September 29, 1993, and the accounts of the Company thereafter (including the accounts of Tseng after November 3, 1998).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Management's Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

Cash, Cash Equivalents and Restricted Cash

     For purposes of the statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 1998 and December 31, 1997, approximately $611,000 and $199,000, respectively, of cash and cash equivalents were restricted to secure letters of credit for security deposits or indebtedness of the Company (See Notes 10 and 12).

Equipment, Furniture and Leasehold Improvements

     Equipment, furniture and leasehold improvements are stated at cost. Depreciation of equipment and furniture is provided on the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease.

Research and Development

     Costs incurred in connection with research and development activities are expensed as incurred.

Stock Compensation

     The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the Company's stock option plans, options are granted at the fair market value on the date of the grant and therefore no compensation expense is recognized for stock options granted to employees. In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

Reclassifications

     Certain prior year amounts have been reclassified or reformatted to conform with the current year presentation.

Basic and Diluted Net Loss Per Common Share

     SFAS No. 128, "Earnings per Share", became effective at the end of 1997 and requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by the weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of the weighted average common shares outstanding during the period plus common stock equivalents. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options and warrants, conversion of Convertible Preferred Stock, and the redemption of Redeemable Preferred Stock are all anti-dilutive. The amount of Common Stock equivalents excluded from the calculation are options and warrants to purchase 2,128,424, 616,271 and 476,000 shares of Common Stock, Convertible Preferred Stock convertible into 0, 10,968,387 and 6,227,282 shares of Common Stock, warrants to purchase 0, 194,395 and 248,823 shares of Convertible Preferred Stock convertible into the same number of shares of Common Stock and 0, 33,052, and 33,052 shares of Common Stock to be issued upon redemption of the Redeemable Preferred Stock that were outstanding as of December 31, 1998, 1997 and 1996, respectively.

Recent Accounting Pronouncements

     Effective with the first quarter of 1998, the Company was subject to the provisions of SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 had no impact on the Company's financial statements as the Company does not have any "comprehensive income" type earnings (losses).

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in annual financial statements. It also established standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131, for its financial statements as of and for the year ended December 31, 1998. The adoption of SFAS No. 131 did not have an impact on the Company's results of operations, financial position, cash flows or disclosures.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not currently engage in derivative or hedging activities, the Company believes that there will be no impact to the Company's results of operations, financial position or cash flows upon the adoption of this standard.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company does not expect the adoption of this standard to have a material effect on the Company's capitalization policy.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As the Company has expensed these costs historically, the adoption of this standard is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

3.   TRANSACTION WITH TSENG:

     In June 1998, Cell Pathways, Inc., a Delaware corporation, and Tseng, a Utah corporation, entered into an Agreement and plan of reorganization (the "Reorganization Agreement"). The Reorganization Agreement provided for (i) the formation of Cell Pathways Holding, Inc., a Delaware corporation ("CPHI"), (ii) the merger of Tseng Sub, Inc., a wholly-owned subsidiary of CPHI, with and into Tseng, (iii) the merger of CPI Sub, Inc., a wholly owned subsidiary of CPHI, with and into Cell Pathways, Inc. and (iv) the issuance of approximately 23% of the outstanding shares of the Common Stock of CPHI to the Tseng stockholders and approximately 77% of the outstanding shares of the Common Stock of CPHI to the Cell Pathways, Inc. stockholders. In connection with this transaction the Company raised net proceeds of aproximately $26.4 million (see Note 1). As a result of the aforementioned transactions, Tseng and Cell Pathways, Inc., subsequently renamed Cell Pathways Pharmaceuticals, Inc. ("CPP") became wholly-owned subsidiaries of CPHI, subsequently renamed Cell Pathways, Inc. ("CPI"). The transaction closed November 3, 1998 and was accounted for as a reorganization of CPP into CPI with the sale of approximately 23% of CPI Common Stock in exchange for Tseng's net assets. The historical financial statements of the combined Company are the historical financial statements of CPP.

4.   EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

     Equipment, furniture and leasehold improvements consisted of the following:

                                                                       DECEMBER 31,
                                                               --------------------------
                                                                   1998           1997
                                                               -----------    -----------

              Furniture and fixtures .......................   $   257,412    $    56,808
              Computer equipment and software ..............       652,031        265,823
              Laboratory equipment .........................     1,012,208        194,893
              Leasehold improvements .......................            --      1,257,893
                                                               -----------    -----------
                                                               $ 1,921,651    $ 1,775,417
              Less accumulated depreciation and amortization      (388,017)      (132,820)
                                                               -----------    -----------
                                                               $ 1,533,634    $ 1,642,597
                                                               ===========    ===========


     In June 1998, the Company entered into a new facility lease (see Note 12) in which the company received a one-time payment of $3.0 million of which, to date, approximately $2.8 million relates to the reimbursement of leasehold improvements made by the Company to the facility. The leasehold improvements that were included in equipment, furniture and leasehold improvements in the accompanying consolidated balance sheets were removed from the Company's assets as they became the property of the new lessor. No gain or loss was recorded on the transaction as the reimbursement was at the net book value of the assets. As of December 31, 1998, the Company has approximately $161,000 accrued on the accompanying balance sheet related to remaining payments on leasehold improvements that will become the property of the new lessor once purchased.

5.   OTHER ACCRUED LIABILITIES:

Other accrued liabilities consisted of the following:

                                                      DECEMBER 31,
                                                -----------------------
                                                   1998         1997
                                                ----------   ----------

                   Accrued severance ........   $  339,638   $       --
                   Accrued research contracts      681,790    1,056,855
                   Other ....................      762,952      260,950
                                                ----------   ----------
                                                $1,784,380   $1,317,805
                                                ==========   ==========

6.   STOCKHOLDERS' EQUITY:

     As of December 31, 1998, the Company was authorized to issue a total of 75,000,000 shares of stock, consisting of 5,000,000 shares of $0.01 par value Preferred Stock, and 70,000,000 shares of $0.01 par value Common Stock. As of December 31, 1997, the Company was authorized to issue a total of 30,061,250 shares of stock, consisting of 13,000,000 shares of $0.01 par value Preferred Stock, 61,250 shares of $0.01 par value Redeemable Preferred Stock and 17,000,000 shares of $0.01 par value Common Stock. At December 31, 1997 the Company had the following Convertible Preferred Stock outstanding:

              Series A, 872,400 shares authorized, issued and
                outstanding, entitled to a preference in liquidation of
                $1,011,984 ................................................   $   812,000
              Series B, 848,100 shares authorized, issued and
                outstanding, entitled to a preference in liquidation of
                $1,051,675 ................................................       868,000
              Series C, 700,000 shares authorized, issued and
                outstanding, entitled to a preference in liquidation of
                $1,540,000 ................................................     1,540,000
              Series D, 675,350 shares authorized, 616,808 shares issued and outstanding, entitled to a preference in liquidation of
                $1,860,042 ................................................     1,860,042
              Series E, 3,204,865 shares authorized, 3,121,642 shares
                issued and outstanding, entitled to a preference in
                liquidation of  $9,833,172 ................................     9,528,279
              Series F, 4,934,788 shares authorized, 4,809,437 shares
                issued and outstanding, entitled to a preference in
                liquidation of $17,794,917 ................................    17,549,679
              Series G, 4,873,672 shares authorized in 1998 ...............            --
                                                                              -----------
                                                                              $32,158,000
                                                                              ===========

     In conjunction with the transaction with Tseng, each share of Series A, B, C, D, E, F and G Convertible Preferred Stock was converted into one share of CPI Common Stock.

     Series A, B, C and D Convertible Preferred shares corresponded to similarly designated classes of limited partnership units issued by the Partnership pursuant to financings arranged in 1990 (Class A), 1991 (Class B) and 1992 (Classes C and D) which resulted in net proceeds to the Company of $812,000, $1,051,675, $1,540,000 and $1,860,042, respectively.

     In April 1994, the Company issued 542,761 Series E Convertible Preferred shares ("Series E"), and warrants to purchase an additional 18,766 shares of Series E at $4.10 per share resulting in net proceeds to the Company of approximately $2,225,000. In conjunction with the Company's 1995 financing (see below), the Series E was re-priced to $3.15 per share, the same price as the 1995 financing. Accordingly, the Company issued an additional 163,701 shares of Series E and warrants to purchase an additional 5,654 shares of Series E at $3.15 per share. In March 1994, the Company issued 16,667 shares of Common Stock as partial payment for financial advisory services.

     In June through August 1995, the Company borrowed $791,000 from certain of its stockholders. In August 1995, this bridge loan, together with interest at 9%, was converted into 253,633 shares of Series E at $3.15 per share. In connection with the bridge loan, warrants to purchase 125,550 shares of Series E at $3.15 per share were issued. In August 1995, the Board of Directors authorized the issuance and sale of up to $7 million of Series E at $3.15 per share, including conversion of the bridge loan. During the year ended December 31, 1995, the Company issued 1,121,800 shares of Series E and warrants to purchase 85,339 shares of Series E at $3.15 per share, resulting in net proceeds to the Company of approximately $3,534,000; and in January through May of 1996, the Company issued 841,306 shares of Series E at $3.15 per share, resulting in net proceeds to the Company of approximately $2,650,000. This offering, including conversion of the bridge loan, resulted in the issuance of 2,216,739 shares of Series E and warrants to purchase 210,889 shares of Series E , resulting in net proceeds of approximately $6,832,000. In May of 1996, the Company issued 46,355 shares of Series E and $154,000 cash as payment for financial advisory services.

     During 1996, the Company issued 185,000 shares of Common Stock as bonuses to officers and employees, and 14,828 shares of Common Stock were issued for consulting services.

     In December 1996, the Company issued 270,270 shares of Series F Convertible Preferred Stock ("Series F") and warrants to purchase 13,514 shares of Series F at $3.70 per share, resulting in net proceeds to the Company of $1,000,000. During 1997, the Company issued 4,507,594 shares of Series F and warrants to purchase 112,329 shares of Series F, resulting in net proceeds to the Company of approximately $16,548,000. The warrants are exercisable until the earlier of July 20, 1999, or the sale of all or substantially all of the assets of the Company. In addition, the Company issued 31,081 shares of Series F as compensation for services rendered in connection with the offering of the Series F.

     In April through June 1998, the Company issued 4,556,249 shares of Series G Convertible Preferred Stock ("Series G") and warrants to purchase 227,793 shares of Series G at $4.75 per share, resulting in net proceeds to the Company of approximately $21,404,000. The warrants are exercisable until the earlier of May 1, 2000, or the sale of substantially all of the assets of the Company. In addition, the Company issued 89,630 shares of Series G as compensation for services rendered in connection with the offering of the Series G.

7.   REDEEMABLE PREFERRED STOCK:

     Prior to redemption, the Redeemable Preferred Stock carried no vote and no dividend and was mandatorily redeemable in an aggregate amount of $1,092,000 in cash and/or freely transferable Common Stock upon the closing of any firm commitment underwritten public offering of Common Stock. In November 1998, immediately prior to the transaction with Tseng, the Company redeemed the Redeemable Preferred Stock for $546,051 and 33,052 shares of Common Stock. The Company recorded a provision for the redemption of the Redeemable Preferred Stock during the third quarter of 1997 as Company preparations for an initial public offering of Common Stock made it probable that the Company would redeem the Redeemable Preferred Stock.

8.   STOCKHOLDERS' RIGHTS PLAN:

     On December 3, 1998, the Company's Board of Directors authorized the adoption of a stockholders' rights plan. Under the plan, rights to purchase stock, at a rate of one right for each share of Common Stock held, were distributed to holders of record on December 15, 1998 and automatically attach to shares issued thereafter. Under the plan, the rights attach to the Common Stock and are not represented by separate rights certificates until, and generally become exercisable only after, a person or group (i) acquires 15% or more of the Company's outstanding Common Stock or (ii) commences a tender offer that would result in such a person or group owning 15% or more of the Company's Common Stock. When the rights first become exercisable, a holder will be entitled to buy from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a purchase price of $90. However, if any person acquires 15% or more of the Company's Common Stock other than pursuant to a qualified offer, each right not owned by a 15% or more stockholder would become exercisable for Common Stock of the Company (or in certain circumstances, other consideration) having a market value equal to twice the exercise price of the right. The rights expire on December 14, 2008, except as otherwise provided in the plan. Full details are set forth in the rights agreement filed as an exhibit to the Company's Report on Form 8-K dated December 18, 1998.

9.   STOCK OPTIONS AND WARRANTS:

     The Company's 1993 Stock Option Plan, which was amended and renamed in 1997 the 1997 Equity Incentive Plan (the "Plan"), authorizes the Company to grant to eligible employees, directors and consultants Common Stock, stock appreciation rights, or options to purchase Common Stock with respect to 2,350,000 shares of Common Stock. As of December 31, 1998, options with respect to 1,756,571 shares have been granted, 509,600 have been exercised, 85,500 have been forfeited, 1,161,471 were outstanding, and 678,929 shares of Common Stock remained eligible for future option grants. The stock options granted may be either incentive stock options ("ISO") or nonstatutory stock options ("NSO"). Such options may be granted only at an exercise price equal to the fair market value of the shares at the date of grant unless such option is granted pursuant to an assumption of or a substitution for another option. The Board of Directors may set the rate at which the options become exercisable and determine when the options expire, subject to the limitations described below. The options granted may be exercised up to ten years following the date of grant. All options will generally become exercisable in the event the Company is sold or has other significant changes in ownership. Generally, options to employees vest ratably over a four-year period. Options granted under the Plan through July 1997 may be immediately exercisable, but any unvested shares exercised are held by the Company and are subject to reacquisition by the Company should employment terminate prior to completion of applicable vesting periods.

     In 1995, the Company adopted the 1995 Cell Pathways, Inc. Stock Award Plan pursuant to which the Company may award shares of Common Stock to employees, directors and consultants as part or all of their compensation, whether salary, bonus or fee and whether for past services or as incentive for current and future services. The only awards which have been made under this plan were made during 1996 by way of bonus compensation to officers and employees of the Company for the years 1993, 1994 and 1995. In accordance with APB Opinion No. 25, a compensation charge of $59,000 associated with the issuance of 185,000 shares of Common Stock having a fair market value of $0.32 per share at the date of grant, was recognized in the year ended 1995.

     In October, 1997, the Board of Directors adopted and the stockholders approved the 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") covering an aggregate of 453,925 shares of Common Stock. Pursuant to the terms of the Directors' Plan, each person who first becomes a non-employee Director automatically shall be granted an option to purchase 18,157 shares of Common Stock (the "Inaugural Grant"). On the date of each annual stockholders meeting commencing with the meeting in 1998, each non-employee Director who has served at least one full year as a director is automatically granted an option to purchase 5,447 shares of Common Stock (the "Anniversary Grant"). In addition, the Company granted options to purchase 27,235 shares of Common Stock at the inception of the plan. Options subject to an Inaugural Grant under the Directors' Plan will vest in three equal, annual installments commencing on the first anniversary of the date of the grant of the option. Options subject to an Anniversary Grant under the Directors' Plan will vest in full on the first anniversary of the date of the grant of the option. In addition, certain grants made at the inception of the Director's Plan vested on March 31, 1998. The vesting of all options under the Directors' Plan is conditioned on the continued service of the recipient as a director, employee or consultant of the Company or any affiliate of the Company. As of December 31, 1998, options to purchase 127,098 shares of Common Stock have been granted, none have been exercised or forfeited.

     The exercise price of the options granted under the Directors' Plan will be equal to the fair market value of the Common Stock granted on the date of grant. No option granted under the Directors' Plan may be exercised after the expiration of ten years from the date it was granted. Options granted under the Directors' Plan generally are non-transferable, except as provided in the option agreement. The Directors' Plan will terminate on the tenth anniversary of the date of its adoption by the Board unless sooner terminated by the Board. In the event of certain changes of control, options outstanding under the Directors' Plan will automatically become fully vested and will terminate if not exercised prior to such change of control.

     In November 1998, the Company assumed the Tseng Labs, Inc. 1991 Stock Option Plan, the Tseng Labs, Inc. 1991 Special Directors Stock Option Plan and the Tseng Labs, Inc. 1995 Stock Option Plan. The Company assumed the plans in order to administer the remaining options outstanding as of November 4, 1998. The Company has no intention of issuing any options under these plans and subsequent to year end has taken action to terminate any right to grant further options under the assumed stock option plans. As of December 31, 1998, there are 482,476 options outstanding under these plans to purchase Common Stock at a weighted average exercise price of $8.10 per share.

     The Company accounts for stock options granted to employees under the Plan in accordance with the intrinsic value method provided for under APB Opinion No.
25. Under the Plan, options may be granted at the fair market value on the date of the grant and therefore no compensation expense is, or has been, recognized in respect of stock options awarded to employees. The option pricing models recommended by SFAS No. 123 for recognition of, or disclosure of pro forma compensation cost in respect of employee stock options are option pricing models which have been developed for fully transferable, traded options having no vesting requirements and which require the input of subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. Had compensation cost for the Plan been recognized in the income statements under SFAS No. 123, the Company's net loss would have increased to the following pro forma amounts:

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                                1998              1997              1996
                                           --------------    --------------    --------------
              Net loss:
                As reported ............   $  (19,345,436)   $  (10,296,912)   $   (4,735,204)
                                           ==============    ==============    ==============
                Pro forma ..............   $  (19,643,828)   $  (10,369,323)   $   (4,737,081)
                                           ==============    ==============    ==============
              Basic and diluted
              net loss per Common Share:
                As reported ............   $        (3.04)   $        (3.63)   $        (1.83)
                                           ==============    ==============    ==============
                Pro forma ..............   $        (3.08)   $        (3.65)   $        (1.83)
                                           ==============    ==============    ==============


The pro forma disclosures made above do not reflect options granted prior to January 1, 1995. Therefore this pro forma compensation cost may not be representative of the effects which SFAS No. 123 may have on the disclosure of pro forma compensation cost in future years. The weighted average fair value of the stock options granted during 1998, 1997, and 1996 was $1.93, $0.92 and $0.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                1998      1997      1996
                                               ------    ------    ------
                   Risk-free interest rate     6.15%     6.15%     6.15%
                   Expected dividend yield       0%        0%        0%
                   Expected life.........     6 years   6 years   6 years
                   Expected volatility...       .45%       0%        0%


Information relative to the Company's stock options is as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                      EXERCISE PRICE   EXERCISE PRICE    AGGREGATE
                                          OPTIONS       (PER SHARE)     (PER SHARE)       PROCEEDS
                                       ------------   --------------   --------------   ------------

     Balance as of December 31, 1995        186,850    $        0.32        $0.32       $     59,792
       Granted .....................        522,500      0.32 - 0.50         0.38            198,700
       Exercised ...................       (222,850)            0.32         0.32            (71,313)
       Forfeited ...................        (10,500)            0.32         0.32             (3,360)
                                       ------------    -------------        -----       ------------
     Balance as of December 31, 1996        476,000     0.32 - 0.50          0.39            183,819
       Granted .....................        455,021     1.00 - 4.75          3.47          1,578,000
       Exercised ...................       (251,250)    0.32 - 0.50          0.45           (111,974)
       Forfeited ...................        (63,500)    0.32 - 3.70          0.85            (54,120)
                                       ------------    -------------        -----       ------------
     Balance as of December 31, 1997        616,271     0.32 - 3.70          2.59          1,595,725
       Granted .....................        719,298     4.75 -12.13          6.39          4,599,069
       Tseng options assumed .......        512,476     3.79 -24.10          8.10          4,151,701
       Exercised ...................        (65,500)    0.32 - 8.09          4.02           (263,394)
       Forfeited ...................        (11,500)    0.32 - 6.60          0.39             (4,525)
                                       ------------    -------------        -----       ------------
     Balance as of December 31, 1998      1,771,045    $0.32-$24.10         $5.69       $ 10,078,576
                                       ============    =============        =====       ============
     Options exercisable as of
     December 31, 1998 .............        767,705                         $6.19
                                       ============                         =====


The weighted average remaining contractual life of all options outstanding at December 31, 1998 is 8.2 years.

The following table summarizes information about the Company's stock options outstanding and exercisable at December 31, 1998 based upon each exercise price:

                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                         ----------------------------------------------   -------------------------------
                            NUMBER OF         WEIGHTED      WEIGHTED                           WEIGHTED
                             OPTIONS          AVERAGE        AVERAGE          NUMBER           AVERAGE
           RANGE OF        OUTSTANDING       REMAINING      EXERCISE       EXERCISABLE        EXERCISE
           EXERCISE       AT DECEMBER 31,   CONTRACTUAL       PRICE       AT DECEMBER 31,       PRICE
            PRICES             1998        LIFE IN YEARS   (PER SHARE)         1998          (PER SHARE)
          ----------     ---------------   -------------  -------------   ---------------   -------------
        $ 0.32-$0.50          131,250           6.9         $  0.38            88,332         $  0.32
                1.00           80,000           8.2            1.00            20,000            1.00
                3.70          240,000           8.6            3.70            84,539            3.70
                3.79           70,813           9.0            3.79            70,813            3.79
                4.13            7,263           9.1            4.13             7,263            4.13
                4.75          213,413           9.1            4.75            70,358            4.75
                6.60          618,806           9.5            6.60            22,000            6.60
                8.09          368,266           6.1            8.09           368,266            8.09
                9.29            7,263           8.6            9.29             7,263            9.29
               11.36            7,263           8.0           11.36             7,263           11.36
               12.13            5,100          10.0           12.13                --           12.13
               21.69           16,341           6.9           21.69            16,341           21.69
               24.10            5,267           7.6           24.10             5,267           24.10
                           ----------                                       ---------
                            1,771,045                                         767,705
                           ==========                                       =========

     In October 1997, the Board of Directors adopted and the stockholders approved the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 544,710 shares of Common Stock. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no longer than 27 months.

     As of November 4, 1988, employees became eligible to participate in the Purchase Plan if they are employed by the Company or an affiliate of the Company designated by the Board. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board, to the purchase of shares of Common Stock. The price of Common Stock purchased under the Purchase Plan will be not less than 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. The Purchase Plan will terminate at the Board's direction.

     In 1994 and 1995, the Company issued warrants to purchase an aggregate of 235,309 shares of Series E at an exercise price of $3.15 per share. All unexercised warrants to purchase Series E expired upon consummation of the transaction with Tseng.

     In 1996, the Company issued warrants to purchase 13,514 shares of Series F and during 1997, warrants to purchase 112,329 shares of Series F at an exercise price of $3.70 per share, all exercisable until the earlier of: (i) July 20, 1999; and (ii) the sale of all or substantially all of the assets of the Company. As a result of the transaction with Tseng in November 1998, the warrants no longer purchase shares of Series F. The warrants purchase the equivalent number of shares of Common Stock at an exercise price of $3.70 per share. As of December 31, 1998, warrants to purchase 125,201 shares of Common Stock were outstanding.

     In 1998, the Company issued warrants to purchase 227,793 shares of Series G at an exercise price of $4.75 per share. As a result of the transaction with Tseng in November 1998, the warrants no longer purchase shares of Series G. The warrants purchase the equivalent number of shares of Common Stock at an exercise price of $4.75 per share. As of December 31, 1998, warrants to purchase 227,178 shares of Common Stock were outstanding.

     In 1998 the Company issued warrants to purchase 5,000 shares of Common Stock at an exercise price of $6.60 per share to an investment advisor in consideration for services rendered. These warrants are exercisable through June 30, 2000.

10.  DEBT:

     In March 1996, the Company borrowed $150,000 from a bank. The note bore interest at a rate of 7.79% and was payable in equal monthly installments through March 1999. During the year ended December 31, 1998, the note was repaid.

11.  INCOME TAXES:

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." As of December 31, 1998, the Company had approximately $13,625,000 of net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOLs are subject to examination by the tax authorities and expire between 2008 and 2019.

     Prior to its conversion into corporate form, the business had accumulated losses totaling approximately $3,900,000. For tax purposes these losses were distributed to the partners in accordance with the provisions of the Partnership Agreement of the Company's predecessor partnership. Thus, these losses, while included in the financial statements of the Company, are not available to offset future taxable income, if any, of the Company.

     The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOLs from tax periods prior to the ownership change. The Company believes that the transaction with Tseng (see Note 3) triggered such limitation. However, the Company does not expect such limitation to have a significant impact on its operations.

     The components of the net deferred income tax asset at December 31, 1998 and 1997 were as follows:

                                                               DECEMBER 31,
                                                       --------------------------
                                                           1998           1997
                                                       -----------    -----------
                   Net operating loss carryforwards      5,293,000    $ 4,777,000
                   Capitalized research and
                     development expenditures ......     8,695,000      3,194,000
                   Capitalized start-up costs ......     2,521,000        797,000
                   Accruals not currently deductible       216,000             --
                                                       -----------    -----------
                                                        16,725,000      8,768,000
                                                       -----------    -----------
                   Less valuation allowance ........   (16,725,000)    (8,768,000)
                                                       -----------    -----------
                                                       $      --      $      --
                                                       ===========    ===========


     The Company has not yet achieved profitable operations. Accordingly, management believes the tax assets as of December 31, 1998 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.

12.  COMMITMENTS AND CONTINGENCIES:

Leases

     In June 1998, the Company entered into a ten-year lease for office and laboratory space in Horsham, Pennsylvania. This lease contains two five-year renewal terms. The Company also has a lease for office and laboratory space in Aurora, Colorado which expires in June 1999. In 1998 the Company consolidated its operations in its new facility in Horsham, Pennsylvania. The Company has provided for the cost of the 1999 remaining rent payments for the Aurora space in 1998.

     In 1998, the Company also entered into a 30-month capital lease agreement to lease software to be used in the research and development activities of the Company. The software acquired under the lease at a cost of $335,371 less accumulated amortization of $55,895 is included in equipment in the accompanying consolidated balance sheet as of December 31, 1998. The interest rate on this capital lease is 12%.

     Aggregate minimum annual payments under the Company's lease commitments are as follows as of December 31, 1998:

                                                                  CAPITAL      OPERATING
                                                                   LEASE         LEASES
                                                                 ----------    ----------

                   1999 ......................................   $  156,000    $  831,000
                   2000 ......................................      156,000       856,000
                   2001 ......................................       36,000       882,000
                   2002 ......................................           --       908,000
                   2003 ......................................           --       936,000
                   thereafter ................................           --     4,566,000
                                                                 ----------    ----------
                   Total minimum lease payments ..............      348,000    $8,979,000
                                                                 ----------    ----------
                   Less: Interest ............................      (42,000)
                                                                 ----------
                   Present value of net minimum lease payments   $  306,000
                                                                 ==========

     Rental expense under the operating leases and other month-to-month leases entered into by the Company totaled approximately $815,000, $121,000 and $95,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Contracts

     The Company contracts with a number of university-based researchers and commercial vendors who provide various research, clinical and product development activities. Such arrangements are generally cancelable at any time.

     At December 31, 1998 the Company had contracted with a manufacturer to purchase approximately 1,000 kilos of raw materials worth approximately $800,000.

Litigation

     In February and March 1999, five purported stockholder class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania alleging that the Company had made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate. The complaints seek unspecified damages on behalf of purported classes of persons including former Tseng stockholders and persons who purchased Company Common Stock from November 3 or November 11, 1998 through February 2, 1999, inclusive. The Company believes that the allegations of the complaints are without merit and intends to vigorously contest the litigations.