Form 10-Q
period 1999-03-31
CELL PATHWAYS HOLDINGS INC
filed 1999-05-12
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.


Commission File Number:    0001066284



                              CELL PATHWAYS, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                              23-2969600
         --------                                              ----------
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

At April 30, 1999 there were 24,326,263 shares of Common Stock, par value $0.01 per share, outstanding.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


PART 1        FINANCIAL INFORMATION (UNAUDITED)                                         Page
                                                                                        ----
    Item 1    Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 1999 and
              December 31, 1998.................................................          3

              Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 and for the period from
              inception (August 10, 1990) to March 31, 1999.....................          4

              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 and for the period from
              inception (August 10, 1990) to March 31, 1999.....................          5

              Notes to Condensed Consolidated Financial Statements .............          6 - 7

    Item 2    Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................          8 - 11

    Item 3    Quantitative and Qualitative Disclosures about Market Risk........          11

PART II       OTHER INFORMATION

    Item 1    Legal Proceedings.................................................          12

    Item 6    Exhibits and Reports on Form 8-K..................................          12

              Signatures........................................................          13

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       MARCH 31,     DECEMBER 31,
                                                                         1999            1998
                                                                     ------------    ------------
                              ASSETS                                 (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents ......................................   $ 31,477,396    $ 37,232,404
  Prepaid expenses and other .....................................        603,053         512,474
                                                                     ------------    ------------
        Total current assets .....................................     32,080,449      37,744,878

EQUIPMENT and FURNITURE, NET .....................................      1,677,484       1,533,634
OTHER ASSETS .....................................................        954,387         954,187
                                                                     ------------    ------------

                                                                     $ 34,712,320    $ 40,232,699
                                                                     ============    ============
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of obligations under capital lease ........   $    146,260    $    146,260
  Accounts payable ...............................................        406,382         601,988
  Other accrued liabilities ......................................      2,959,037       3,192,436
                                                                     ------------    ------------
        Total current liabilities ................................      3,511,679       3,940,684
                                                                     ------------    ------------

OBLIGATIONS UNDER CAPITAL LEASE, EXCLUDING CURRENT INSTALLMENTS ..        129,697         159,897
                                                                     ------------    ------------

STOCKHOLDERS' EQUITY :
Preferred Stock, $.01 par value, 5,000,000 shares authorized,
  none issued and outstanding ....................................             --              --
Common Stock $.01 par value, 70,000,000 shares authorized;
  24,315,013 and 24,279,526 shares issued and outstanding ........        243,150         242,796
Additional paid-in capital .......................................     81,499,157      81,256,094
Stock subscription receivable from issuance of Common Stock ......        (37,000)        (37,000)
Deficit accumulated during the development stage .................    (50,634,363)    (45,329,772)
                                                                     ------------    ------------
        Total stockholders' equity ...............................     31,070,944      36,132,118
                                                                     ------------    ------------
                                                                     $ 34,712,320    $ 40,232,699
                                                                     ============    ============

    The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 THREE MONTHS ENDED                PERIOD
                                                      MARCH 31,                FROM INCEPTION
                                            ----------------------------      (AUGUST 10, 1990)
                                                1999            1998         TO MARCH 31, 1999
                                            ------------    ------------     -----------------
EXPENSES:
   Research and development ............    $  4,527,893    $  3,545,830       $ 41,656,223
   General and administrative ..........       1,144,544       1,315,623          9,953,589
   Provision for redemption of the
     Redeemable Preferred Stock ........              --              --          1,017,000
                                            ------------    ------------       ------------
     Total expenses ....................       5,672,437       4,861,453         52,626,812
INTEREST INCOME ........................         367,846          83,446          1,992,449
                                            ------------    ------------       ------------
NET LOSS ...............................    $ (5,304,591)   $ (4,778,007)      $(50,634,363)
                                            ============    ============       ============

Basic and diluted net loss per Common
Share ..................................    $      (0.22)   $      (1.60)
                                            ============    ============

Shares used in computing basic and
   diluted  net loss per Common Share...      24,309,333       2,990,095
                                            ============    ============


    The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                          THREE MONTHS ENDED          (AUGUST 10,
                                                                               MARCH 31,               1990) TO
                                                                     ----------------------------      MARCH 31,
                                                                         1999            1998            1999
                                                                     ------------    ------------    ------------
OPERATING ACTIVITIES:
   Net loss ......................................................   $ (5,304,591)   $ (4,778,007)   $(50,634,363)

Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation expense and amortization .........................        134,368          68,720         522,385
   Issuance of Common Stock for services rendered ................             --              --          48,578
   Issuance of Common Stock options for services rendered ........             --              --          13,313
   Provision for redemption of Redeemable Preferred Stock ........             --              --       1,017,387
   Write-off of deferred offering costs ..........................             --         469,515         469,515
   Other .........................................................             --              --          68,399
   (Increase) decrease in prepaid and other current assets .......        (90,579)          7,308        (284,427)
   Increase in other assets ......................................           (200)             --        (208,448)
   Increase (decrease) in accounts payable and accrued
     liabilities .................................................       (429,005)       (257,682)        744,428
                                                                     ------------    ------------    ------------
     Net cash flows used in operating activities .................     (5,690,007)     (4,490,146)    (48,243,233)
                                                                     ------------    ------------    ------------
INVESTING ACTIVITIES:
   Purchase of equipment and leasehold improvements ..............       (278,218)     (1,008,343)     (4,678,018)
   Sale of leasehold improvements ................................             --              --       3,000,000
   Cash paid for deposits ........................................             --         (94,383)        (34,767)
                                                                     ------------    ------------    ------------
      Net cash flows used in investing activities ................       (278,218)     (1,102,726)     (1,712,785)
                                                                     ------------    ------------    ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of
   Convertible Preferred Stock, net of related offering costs ....             --              --      47,185,046
  Proceeds from the transaction with Tseng Labs, Inc. ............             --              --      27,966,372
  Proceeds from exercise of Series
   E, F, and G warrants to purchase stock ........................          4,876              --         686,430
  Decrease in shareholder receivable .............................             --              --          23,626
  Cash received for Common Stock options exercised ...............        238,541              --         685,222
  Redemption of Redeemable Preferred Stock .......................             --              --        (546,051)
  Proceeds from bridge loan ......................................             --              --         791,000
  Partner cash contributions .....................................             --              --       5,312,355
  Increase in restricted cash ....................................             --            (581)       (611,172)
  Principal payments under capital lease obligations .............        (30,200)             --         (59,414)
  Proceeds from borrowings .......................................             --              --         150,000
  Repayment of borrowings ........................................             --         (12,924)       (150,000)
                                                                     ------------    ------------    ------------
      Net cash flows provided by (used in) financing activities ..        213,217         (13,505)     81,433,414
                                                                     ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents .............     (5,755,008)     (5,606,377)     31,477,396

CASH AND CASH EQUIVALENTS,
  beginning of Period ............................................     37,232,404       8,460,839              --
                                                                     ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period .........................   $ 31,477,396    $  2,854,462    $ 31,477,396
                                                                     ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Accrual of leasehold improvements payable ........................   $         --    $         --    $    848,000
                                                                     ============    ============    ============
Accrual of deferred offering costs ...............................   $         --    $    441,375    $    441,375
                                                                     ============    ============    ============
Conversion of partners' investment to Preferred Stock ............   $         --    $         --    $  5,312,355
                                                                     ============    ============    ============
Conversion of bridge loan to Convertible Preferred Stock .........   $         --    $         --    $    791,000
                                                                     ============    ============    ============
Conversion of Convertible Preferred Stock for Common Stock .......   $         --    $         --    $ 53,766,991
                                                                     ============    ============    ============
Issuance of Convertible Preferred Stock to investment advisors ...   $         --    $         --    $    540,742
                                                                     ============    ============    ============
Issuance of Common Stock as payment of management bonus ..........   $         --    $         --    $     59,200
                                                                     ============    ============    ============
Redemption of Redeemable Preferred Stock for Common Stock ........   $         --    $         --    $    545,949
                                                                     ============    ============    ============
Sale of Common Stock in exchange for stock subscription
  receivable......................................................   $         --    $         --    $     37,000
                                                                     ============    ============    ============
Sale of Convertible Preferred Stock in exchange for stock
  subscription receivable ........................................   $         --    $         --    $     23,626
                                                                     ============    ============    ============
Issuance of Common Stock as payment for accounts payable .........   $         --    $         --    $     48,578
                                                                     ============    ============    ============


   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION:

Organization

     Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Company" is used herein to signify the successor and/or the predecessor corporations.

     The Company is a pharmaceutical company focused on the research, development and future commercialization of products to prevent and treat cancer. The Company is in the development stage and has not generated any product revenues to date, nor is there any assurance of any future product revenues. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings, corporate alliances or through combinations thereof. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all. The Company will continue to be considered in the development stage until such time as it generates significant revenues from its principal operations. As of March 31, 1999, the Company had a deficit accumulated during the developmental stage of $50,634,363.

     On November 3, 1998, the Company completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held shell company) in which the Company issued to Tseng stockholders approximately 5.5 million shares of the Company's Common Stock and received net proceeds of approximately $26.4 million . The accompanying financial statements include the accounts from inception (August 10, 1990) through March 31, 1999, (including the accounts of Tseng after November 3, 1998).

Basis of Presentation

     The unaudited condensed consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results may not be indicative of the results that may be expected for the year. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

2. BASIC AND DILUTED NET LOSS PER COMMON SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share", became effective at the end of 1997 and requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by the weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of the weighted average common shares outstanding during the period plus common stock equivalents. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options and warrants, conversion of Convertible Preferred Stock, and the redemption of Redeemable Preferred Stock are all anti-dilutive. The amount of Common Stock equivalents excluded from the calculation are options and warrants to purchase 2,108,737 and 711,663 shares of Common Stock, Convertible Preferred Stock convertible into 0 and 10,968,387 shares of Common Stock, warrants to purchase 0 and 194,395 shares of Convertible Preferred Stock convertible into the same number of shares of Common Stock and 0 and 33,052 shares of Common Stock to be issued upon redemption of the Redeemable Preferred Stock that were outstanding as of March 31, 1999 and 1998, respectively.

3. LITIGATION:

     In February and March 1999, five purported stockholder class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania alleging that the Company had made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate. The complaints seek unspecified damages on behalf of purported classes of persons including former Tseng stockholders and persons who purchased Company Common Stock from November 3 or November 11, 1998 through February 2, 1999, inclusive. The Company believes that the allegations of the complaints are without merit and intends to vigorously contest the litigations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and, as of November 3, 1998, the successor to, a Delaware corporation of the same name. As the context requires, the "Company" or "CPI" is used herein to signify the successor and/or the predecessor corporations

         Certain statements made herein, and oral statements made in respect hereof, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors, the absence of approved products; history of operating losses; early stage of development; the costs, delays and uncertainties inherent in basic pharmaceutical research, drug development and clinical trials, with respect to both the Company's current product candidates and its future product candidates, if any; dependence on development of exisulind; the limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; the uncertainty of obtaining regulatory approval, and the timing and scope of any approval received; acceptance by providers of healthcare reimbursement; the validity, scope and enforceability of patents; the actions of competitors; dependence upon third parties; product liability; the need for further financing; and other risks detailed in Cell Pathways, Inc. reports filed from time to time under the Securities Act of 1933 and/or the Securities Exchange Act of 1934, including the sections entitled "Business" and "Risk Factors" in the Company's report on Form 10-K for the year ended December 31, 1998. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on any such forward-looking statements. The Company undertakes no obligation to update or revise the statements made herein or the factors which may relate thereto.

OVERVIEW

         CPI is a development stage pharmaceutical company focused on the research, development and commercialization of products to prevent and treat cancer. From the inception of the Company's business in 1990, operating activities have related primarily to conducting research and development, raising capital and recruiting personnel. The Company's initial investigational new drug application ("IND") was filed with the Food and Drug Administration ("FDA") in December 1993 for human clinical trials of the Company's first product candidate, exisulind. The Company filed an IND for its second product candidate, CP 461, in December 1998.

         Phase I clinical trials for exisulind to treat adenomatous polyposis coli ("APC"), an FDA designated orphan drug indication, began in February 1994; a Phase I/II clinical trial began in August 1995; and a Phase III clinical trial was initiated in the second quarter of 1997 and concluded in January 1999. Patients that participated in the Phase III clinical trial have been allowed to enter an extension trial for exisulind in APC. In December 1997, CPI initiated Phase II/III clinical trials of exisulind for the treatment of sporadic adenomatous colonic polyps (patient enrollment completed in April 1999) and for the prevention of prostate cancer recurrence (patient enrollment completed in the third quarter of 1998 with the extension phase initiated in February 1999) as well as a pilot clinical trial of exisulind for the treatment of lung cancer. In addition, a Phase II/III clinical trial of exisulind for prevention of breast cancer recurrence (patient enrollment continuing) was initiated in February 1998; a Phase I clinical trial of exisulind in pediatric patients for APC was initiated in June 1998 and completed in April 1999; a Phase II clinical trial of exisulind in pediatric patients for APC was initiated in April 1999 (patient enrollment continuing); and a Phase II clinical trial of exisulind for the treatment of Barrett's esophagus was initiated in January 1999 (patient enrollment continuing). A Phase I clinical trial of CP 461 was initiated in the second quarter of 1999 (patient enrollment continuing).

         On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng")(a publicly-held company with no continuing operations which, subsequent to the transaction, became a subsidiary of CPI), in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million.

         In January 1999, CPI completed a pivotal Phase III clinical trial of exisulind for the indication of familial polyposis coli or APC. Preliminary evaluation of the unblinded data from this clinical trial suggested that the trial did not achieve statistical significance. Accordingly, the Company announced that it anticipated a delay in the filing of a new drug application ("NDA") with the FDA for this indication and that the Company would be evaluating the data in a process which was expected to continue for some time. As of April 30, 1999, CPI had not completed its evaluation of the data from the Phase III clinical trial. Until completion of its analysis, the Company will not know the extent of delay. There can be no assurance that the Company will file an NDA for the APC indication, or, if an NDA is filed, that exisulind will receive marketing approval by the FDA.

         The Company has not received any revenue from the sale of products, and no product candidate of CPI has been approved for marketing. CPI's income has been limited to interest income from investments, and CPI's primary source of capital has been the sale of its equity securities and the transaction with Tseng. As of March 31, 1999 and December 31, 1998 CPI's accumulated deficit was $50,634,363 and $45,329,772, respectively, and the unrestricted cash and cash equivalents for the same periods were $31,477,396 and $37,232,404, respectively. The Company anticipates that it will continue to incur additional operating losses for the next several years. There can be no assurance that any of the Company's product candidates will be approved for marketing, that the Company will attain profitability or, if profitability is achieved, that the Company will remain profitable on a quarterly or annual basis in the future. CPI's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, therefore, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1999 Compared with Three Months Ended March 31, 1998. Total expenses for the three months ended March 31, 1999 were $5,672,437, an increase of $810,984 or 16.7% from the same period in 1998. Research and development expenses for the three months ended March 31, 1999 were $4,527,893, an increase of $982,063 or 27.7%, from the three months ended March 31, 1998. Such increase was primarily due to the procurement of raw materials of exisulind for on-going and planned clinical trials and in preparation for the potential commercialization of exisulind, an increase in clinical study related expenses and additional personnel to support research and product development activities. General and administrative ("G&A") expenses were $1,144,544 for the three months ended March 31, 1999, a decrease of $171,079 or 13.0%, from the same period in 1998. In the three months ended March 31, 1998 the Company recorded a one-time charge of approximately $715,000 related to expenses for an initial public offering that was not completed. Partially offsetting the decrease in G&A expenses resulting from this one-time charge were increases in personnel and personnel related expenses, facility expenses and marketing expenses related to commercialization preparations for exisulind.

         Interest income was $367,846 in the three months ended March 31, 1999, an increase of $284,400 or 340.8% from the same period of 1998 due to higher average cash balances which resulted from a private equity financing and the acquisition of Tseng which occurred in the second and fourth quarters of 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         CPI has financed its operations since inception primarily with the net proceeds received from private placements of equity securities and the transaction with Tseng. Financing activities have generated net proceeds of $81,433,414 from inception through March 31, 1999.

         At March 31, 1999, the Company had cash and cash equivalents of $31,477,396. The Company's cash position decreased by $5,755,008 for the three months ended March 31, 1999 primarily due to the net operating loss in the three months ended March 31, 1999 of $5,304,591 and the addition of $278,218 in laboratory and computer equipment. CPI invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government treasuries. CPI had $611,172 in a restricted account pledged as security for a letter of credit for a security deposit under the lease of its Horsham, Pennsylvania facility, and as security to a letter of credit for a portion of a software lease commitment.

         CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten - year lease which expires in 2008 and which contains two five - year renewal options. The Company has a lease expiring in June 1999 on its 7,900 square feet facility in Aurora, Colorado which was vacated at the end of July 1998. All remaining lease payments associated with the Aurora facility were recorded in 1998 operations. The Company believes its facilities will be adequate for the foreseeable future.

         CPI anticipates that quarterly and annual expenditures for preclinical studies, clinical trials, product development, research, selling, marketing and administrative expenses will increase significantly in future periods. In anticipation of possible FDA approval for the marketing of exisulind, in 1998 the Company began to make preparations and incurred expenses for the commercialization of CPI's first product. Such expenses were expected to be significant in 1999. As indicated in the Company's February 1999 announcement of the preliminary evaluation of the data from the APC Phase III clinical trial, the Company anticipates a delay in the filing of an NDA. Accordingly, the Company has revised its operating plan and anticipated expenditures. There can be no assurance that CPI will be able to successfully complete the clinical development of exisulind for APC or any other indication, that the FDA will grant approval within the time frame expected, if at all, that the other developments or expansions in CPI's research, development and commercialization programs will not require additional funding or encounter delays or that, in light of these or other circumstances, CPI will be able to achieve anticipated levels of revenue, expense and cash flow.

         CPI expects that it will require additional financing to continue its research and development programs. CPI plans to finance its anticipated growth and development largely through equity or debt financings and/or strategic alliances with corporate partners. CPI believes, based on its current operating plans, that its existing cash and cash equivalents balance of approximately $31.5 million as of March 31, 1999, together with interest earned on the Company's excess cash balances will provide sufficient working capital to sustain operations into the fourth quarter of 2000. However, there can be no assurance the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs or from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to the Company, if at all. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants. Corporate alliances could require the Company to give up certain marketing rights or other rights to its potential products and technology. If additional funds should be needed but are not available, the Company may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by the Company to raise capital on acceptable terms if and when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

INFLATION

         The Company does not believe that inflation has had any significant impact on its business to date.

INCOME TAXES

         As of March 31, 1999, CPI has net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets that will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of March 31, 1999. (Also see the Company's annual report on Form 10-K, note 11 of notes to consolidated financial statements.)

         The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on CPI's ability to utilize its NOLs from tax periods prior to the ownership change. The Company believes that the transaction with Tseng triggered such limitation. However, the Company does not expect such limitation to have a significant impact on its operations.


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

         The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems. The Company has reviewed its existing systems and believes that they correctly define the Year 2000. Non-information technology systems that utilize embedded technology, such as microcontrollers, HVAC, and security may also face Year 2000 issues. However, the Company believes that it does not have significant Year 2000 issues related to non-information technology systems and is currently reviewing these systems. This review will be completed in 1999.

         In addition, CPI is conducting an analysis to determine the extent to which its major suppliers', third-party researchers' and clinical trial sites' systems (insofar as they relate to CPI's business) are subject to the Year 2000 issue. This review will be completed in 1999. CPI is currently unable to predict the extent to which it would be vulnerable to its third parties failure to remediate any Year 2000 issues on a timely basis. The failure of a major third party subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with CPI's systems could have a material adverse effect on CPI. However, CPI's activities to date have related primarily to conducting research and development activities and therefore are not significantly dependent on external third-party systems. All new contractual arrangements with third parties require assurance that the third party is Year 2000 compliant.

         To date CPI has not made any contingency plans to address third-party Year 2000 risks. CPI plans to formulate contingency plans to the extent necessary in 1999. Historical costs directly related to Year 2000 issue remediation have been immaterial as CPI's past infrastructure has been built with Year 2000 issues in mind and to minimize these issues. Based on information now known to CPI, the Company does not expect to incur material costs in the future to address the Year 2000 issue, nor does the Company believe that it will be required to make material capital expenditures to fix Year 2000 issues other than system upgrades on a normal replacement schedule with only immaterial opportunity costs of CPI personnel to ensure new systems and third parties are Year 2000 compliant.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than three months to ensure principal preservation. As of March 31, 1999, the Company was invested in U.S. Government securities and money market funds, which were classified as cash equivalents in the Company's financial statements. The investments had principal (or notional) amounts of $31,824,446 which were equal to their fair value, an average interest rate of 5% and mature in less than three months.

Part II. Other Information

Item 1.  Legal Proceedings

     In February and March 1999, five purported stockholder class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania alleging that the Company had made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate. The complaints seek unspecified damages on behalf of purported classes of persons including former Tseng stockholders and persons who purchased Company Common Stock from November 3 or November 11, 1998 through February 2, 1999, inclusive. The Company believes that the allegations of the complaints are without merit and intends to vigorously contest the litigations

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following is a list of exhibits filed as part of the Form 10-Q.

             3.1 Certificate of Incorporation as amended December 15, 1998 (to reflect typographical corrections).

            27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CELL PATHWAYS,  INC.

Dated:  May 7, 1999           By:  /s/ Robert J. Towarnicki
                              --------------------------------------------------
                              Robert J. Towarnicki

                              President, Chief Executive Officer and Director (Principal Executive Officer)



Date: May 7, 1999             By:  /s/ Brian J. Hayden
                              --------------------------------------------------
                              Brian J. Hayden

                              Chief Financial Officer; Vice President - Finance; Treasurer (Principal Financial and Accounting Officer)