Form 10-Q
period 1999-06-30
CELL PATHWAYS HOLDINGS INC
filed 1999-08-16
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


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

At July 31, 1999 there were 24,548,394 shares of Common Stock, par value $0.01 per share, outstanding.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

PART 1        FINANCIAL INFORMATION (UNAUDITED)                                         Page
                                                                                        ----
    Item 1    Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 1999 and
              December 31, 1998.................................................          3

              Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and 1998 and for the
              period from inception (August 10, 1990) to June 30, 1999..........          4

              Condensed Consolidated Statements of Cash Flows for the six
              months ended June 30, 1999 and 1998 and for the period from
              inception (August 10, 1990) to June 30, 1999......................          5

              Notes to Condensed Consolidated Financial Statements .............          6 - 7

    Item 2    Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................          8 - 11

    Item 3    Quantitative and Qualitative Disclosures about Market Risk........          12

PART II       OTHER INFORMATION

    Item 1    Legal Proceedings.................................................          13

    Item 4    Submission of Matters to a Vote of Security Holders...............          13

    Item 6    Exhibits and Reports on Form 8-K..................................          13

              Signatures........................................................          14

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,           DECEMBER 31,
                                                                              1999                 1998
                                                                          ------------         ------------
                                                                           (UNAUDITED)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................................        $ 26,912,345         $ 37,232,404
  Prepaid expenses and other .....................................             496,698              512,474
                                                                          ------------         ------------
        Total current assets .....................................          27,409,043           37,744,878

EQUIPMENT, FURNITURE and LEASEHOLD IMPROVEMENTS, NET .............           1,565,272            1,533,634
OTHER ASSETS .....................................................             876,215              954,187
                                                                          ------------         ------------

                                                                          $ 29,850,530         $ 40,232,699
                                                                          ============         ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current installments of obligations under capital lease ........        $    146,260         $    146,260
  Accounts payable ...............................................             611,143              601,988
  Other accrued liabilities ......................................           1,784,378            3,192,436
                                                                          ------------         ------------
        Total current liabilities ................................           2,541,781            3,940,684
                                                                          ------------         ------------

OBLIGATIONS UNDER CAPITAL LEASE, EXCLUDING CURRENT INSTALLMENTS ..              98,787              159,897
                                                                          ------------         ------------

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, none
  issued and outstanding .........................................                  --                   --
Common Stock $.01 par value, 70,000,000 shares authorized;
  24,425,075 and 24,279,526 shares issued and outstanding ........             244,251              242,796
Additional paid-in capital .......................................          81,969,785           81,256,094
Stock subscription receivable from issuance of Common Stock ......             (37,000)             (37,000)
Deficit accumulated during the development stage .................         (54,967,074)         (45,329,772)
                                                                          ------------         ------------
        Total stockholders' equity ...............................          27,209,962           36,132,118
                                                                          ------------         ------------
                                                                          $ 29,850,530         $ 40,232,699
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

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                THREE MONTHS ENDED                   SIX MONTHS ENDED                PERIOD
                                                      JUNE 30,                           JUNE 30,                FROM INCEPTION
                                           ------------------------------      ------------------------------   (AUGUST 10, 1990)
                                               1999              1998              1999              1998       TO JUNE 30, 1999
                                           ------------      ------------      ------------      ------------   ----------------
EXPENSES:
   Research and development ..........     $  3,590,342      $  3,351,715      $  8,118,235      $  6,897,545      $ 45,246,565
   General and administrative ........        1,067,752           650,749         2,212,296         1,966,372        11,021,341

   Provision for redemption of the
     Redeemable Preferred Stock ......               --                --                --                --         1,017,000
                                           ------------      ------------      ------------      ------------      ------------
     Total expenses ..................        4,658,094         4,002,464        10,330,531         8,863,917        57,284,906
INTEREST INCOME ......................          325,383           159,808           693,229           243,254         2,317,832
                                           ------------      ------------      ------------      ------------      ------------
NET LOSS .............................     $ (4,332,711)     $ (3,842.656)     $ (9,637,302)     $ (8,620,663)     $(54,967,074)
                                           ============      ============      ============      ============      ============


Basic and diluted net loss per
   Common Share ......................     $      (0.18)     $      (1.29)     $      (0.40)     $      (2.88)
                                           ============      ============      ============      ============

Shares used in computing basic and
   diluted  net loss per
   Common Share ......................       24,340,270         2,990,095        24,324,887         2,990,095
                                           ============      ============      ============      ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                    SIX MONTHS ENDED                 (AUGUST 10,
                                                                        JUNE 30,                      1990) TO
                                                            ---------------------------------          JUNE 30,
                                                               1999                 1998                 1999
                                                            ------------        ------------        ------------
OPERATING ACTIVITIES:
   Net loss .........................................       $ (9,637,302)       $ (8,620,663)       $(54,967,074)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation expense and amortization ............            269,224              65,736             657,241
   Issuance of Common Stock for services
     rendered .......................................                 --                  --              48,578
  Issuance of Common Stock options for
     services rendered ..............................                 --                  --              13,313
  Provision for redemption of Redeemable
     Preferred Stock ................................                 --                  --           1,017,387
  Write-off of deferred offering costs ..............                 --             469,515             469,515
  Other .............................................                 --                 809              68,399
  (Increase) decrease in prepaid and other
     current assets .................................             15,776            (259,639)           (178,072)
  (Increase) decrease in other assets ...............             77,972                  --            (130,276)
  Increase (decrease) in accounts payable
     and accrued liabilities ........................         (1,398,903)         (1,259,194)           (225,470)
                                                            ------------        ------------        ------------
  Net cash flows used in operating
     activities .....................................        (10,673,233)         (9,603,436)        (53,226,459)
                                                            ------------        ------------        ------------
INVESTING ACTIVITIES:
   Purchase of equipment and leasehold
     improvements ...................................           (300,862)         (1,908,640)         (4,700,662)
   Sale of leasehold improvements ...................                 --           2,458,460           3,000,000
   Cash paid for deposits ...........................                 --               8,671             (34,767)
                                                            ------------        ------------        ------------
     Net cash flows provided by (used in)
       investing activities .........................           (300,862)            558,491          (1,735,429)
                                                            ------------        ------------        ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of Convertible
    Preferred Stock, net of related offering
    costs ...........................................                 --          21,198,027          47,185,046
  Proceeds from the transaction with Tseng
    Labs, Inc. ......................................                 --                  --          27,966,372
  Proceeds from exercise of Series E, F,
    and G warrants to purchase stock ................            439,205                  --           1,120,759
  Decrease in shareholder receivable ................                 --                  --              23,626
  Cash received for Common Stock options
    exercised .......................................            275,941                  --             722,622
  Redemption of Redeemable Preferred Stock ..........                 --                  --            (546,051)
  Proceeds from bridge loan .........................                 --                  --             791,000
  Partner cash contributions ........................                 --                  --           5,312,355
  Increase in restricted cash .......................                 --            (202,445)           (611,172)
  Principal payments under capital lease
    obligations .....................................            (61,110)                 --             (90,324)
  Proceeds from borrowings ..........................                 --                  --             150,000
  Repayment of borrowings ...........................                 --             (62,502)           (150,000)
                                                            ------------        ------------        ------------
     Net cash flows provided by (used in)
      financing Activities ..........................            654,036          20,933,080          81,874,233
                                                            ------------        ------------        ------------
Net increase (decrease) in cash and cash
  equivalents .......................................        (10,320,059)         11,888,135          26,912,345
CASH AND CASH EQUIVALENTS, beginning of
  Period ............................................         37,232,404           8,460,839                  --
                                                            ------------        ------------        ------------
CASH AND CASH EQUIVALENTS, end of period ............       $ 26,912,345        $ 20,348,974        $ 26,912,345
                                                            ============        ============        ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
Accrual of leasehold improvements payable ...........       $         --        $         --        $    848,000
                                                            ============        ============        ============
Accrual of deferred offering costs ..................       $         --        $     97,000        $    441,375
                                                            ============        ============        ============
Conversion of partners' investment to
  Preferred Stock ...................................       $         --        $         --        $  5,312,355
                                                            ============        ============        ============
Conversion of bridge loan to Convertible
  Preferred Stock ...................................       $         --        $         --        $    791,000
                                                            ============        ============        ============
Conversion of Convertible Preferred Stock
  for Common Stock ..................................       $         --        $         --        $ 53,766,991
                                                            ============        ============        ============
Issuance of Convertible Preferred Stock
  to investment advisors ............................       $         --        $    425,742        $    540,742
                                                            ============        ============        ============
Issuance of Common Stock as payment of
  management bonus ..................................       $         --        $         --        $     59,200
                                                            ============        ============        ============
Redemption of Redeemable Preferred Stock
  for Common Stock ..................................       $         --        $         --        $    545,949
                                                            ============        ============        ============
Sale of Common Stock in exchange for
  stock subscription receivable .....................       $         --        $         --        $     37,000
                                                            ============        ============        ============
Sale of Convertible Preferred Stock in
  exchange for stock subscription receivable ........       $         --        $    214,118        $     23,626
                                                            ============        ============        ============
Issuance of Common Stock as payment for
   accounts payable .................................       $         --        $         --        $     48,578
                                                            ============        ============        ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Company" is used herein to signify the successor and/or the predecessor corporations.

         The Company is a pharmaceutical company focused on the research, development and future commercialization of products to prevent and treat cancer. The Company is in the development stage and has not generated any product revenues to date, nor is there any assurance of any future product revenues. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings, corporate alliances or through combinations thereof. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all. The Company will continue to be considered in the development stage until such time as it generates significant revenues from its principal operations. As of June 30, 1999, the Company had a deficit accumulated during the developmental stage of $54,967,074.

         On November 3, 1998, the Company completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held shell company) in which the Company issued to Tseng stockholders approximately 5.5 million shares of the Company's Common Stock and received net proceeds of approximately $26.4 million. The accompanying financial statements include the accounts from inception (August 10, 1990) through June 30, 1999, (including the accounts of Tseng after November 3, 1998).

Basis of Presentation

         The unaudited condensed consolidated financial statements as of June 30, 1999 and for the three months and six months ended June 30, 1999 and 1998, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results may not be indicative of the results that may be expected for the year. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

2.       BASIC AND DILUTED NET LOSS PER COMMON SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", became effective at the end of 1997 and requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by the weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of the weighted average common shares outstanding during the period plus common stock equivalents. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options and warrants, conversion of Convertible Preferred Stock, and the redemption of Redeemable Preferred Stock are all anti-dilutive. The amount of Common Stock equivalents excluded from the calculation are options and warrants to purchase 2,043,408 and 1,226,055 shares of Common Stock, Convertible Preferred Stock convertible into 0 and 16,614,266 shares of Common Stock, warrants to purchase 0 and 422,188 shares of Convertible Preferred Stock convertible into the same number of shares of Common Stock and 0 and 33,052 shares of Common Stock to be issued upon redemption of the Redeemable Preferred Stock that were outstanding as of June 30, 1999 and 1998, respectively.

3.       LITIGATION

         In February and March of 1999, five stockholder class actions were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania seeking unspecified damages on behalf of various classes of persons, including all persons who purchased Company common stock during certain periods in 1998 and 1999. The complaints alleged that the Company had made false and misleading statements about the efficacy and near-term commercialization of exisulind, the Company's lead drug candidate. These actions were consolidated into one action by court order of April 28, 1999. On June 28, 1999 a consolidated amended complaint was filed on behalf of a class of all purchasers of Company common stock between October 7, 1998 and February 2, 1999, inclusive. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and, as of November 3, 1998, the successor to, a Delaware corporation of the same name. As the context requires, the "Company" or "CPI" is used herein to signify the successor and/or the predecessor corporations

         Certain statements made herein, and oral statements made in respect hereof, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors, the absence of approved products; history of operating losses; early stage of development; the costs, delays and uncertainties inherent in basic pharmaceutical research, drug development and clinical trials, with respect to both the Company's current product candidates and its future product candidates, if any; dependence on development of exisulind; the limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; the uncertainty of obtaining regulatory approval, whether in connection with the adequacy of the data generated in the clinical trials of exisulind or otherwise, and the timing and scope of any approval received; acceptance by providers of healthcare reimbursement; the validity, scope and enforceability of patents; the actions of competitors; dependence upon third parties; product liability; the need for further financing; and other risks detailed in Cell Pathways, Inc.'s reports filed from time to time under the Securities Act of 1933 and/or the Securities Exchange Act of 1934, including the sections entitled "Business" and "Risk Factors" in the Company's report on Form 10-K for the year ended December 31, 1998. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on any such forward-looking statements. The Company undertakes no obligation to update or revise the statements made herein or the factors which may relate thereto.

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

         Phase I clinical trials for exisulind to treat adenomatous polyposis coli ("APC"), an FDA designated orphan drug indication, began in February 1994; a Phase I/II clinical trial began in August 1995; and a Phase III clinical trial was initiated in the second quarter of 1997 and concluded in January 1999. Patients that participated in the Phase III clinical trial have been allowed to enter an extension trial for exisulind in APC. In December 1997, CPI initiated Phase II/III clinical trials of exisulind for the treatment of sporadic adenomatous colonic polyps (patient enrollment completed in April 1999) and for the prevention of prostate cancer recurrence (patient enrollment completed in the third quarter of 1998 with the extension phase initiated in February 1999) as well as a pilot clinical trial of exisulind for the treatment of lung cancer. In addition, a Phase II/III clinical trial of exisulind for prevention of breast cancer recurrence (patient enrollment continuing) was initiated in February 1998; a Phase I clinical trial of exisulind in pediatric patients for APC was initiated in June 1998 and completed in April 1999; a Phase II clinical trial of exisulind in pediatric patients for APC was initiated in April 1999 (patient enrollment continuing); a Phase II clinical trial of exisulind for the treatment of Barrett's esophagus was initiated in January 1999 (patient enrollment continuing); and a Phase II clinical trial of exisulind in patients with progressive prostate cancer was initiated in May 1999 (patient enrollment continuing). A Phase I clinical trial of CP 461 was conducted in the second quarter of 1999.

         Since the end of the first quarter of 1999 the Company has obtained favorable clinical data in three clinical trials. An independent interim analysis of exisulind, at the six month time frame, in the one-year Phase II/III clinical trial for the prevention of prostate cancer recurrence indicated a positive statistically significant difference between drug and placebo groups. An analysis of exisulind in a Phase III clinical trial for APC indicated, in the patient population targeted by the study, a positive statistically significant difference between drug and placebo groups. The Company expects to file a New Drug Application for exisulind, for the APC indication, in the third quarter of 1999. Favorable data was also obtained from a Phase I safety clinical trial of CP 461.

         On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly-held company with no continuing operations which, subsequent to the transaction, became a subsidiary of CPI), in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million.

         The Company has not received any revenue from the sale of products, and no product candidate of CPI has been approved for marketing. CPI's income has been limited to interest income from investments, and CPI's primary source of capital has been the sale of its equity securities and the transaction with Tseng. As of June 30, 1999 and December 31, 1998 CPI's accumulated deficit was $54,967,074 and $45,329,772, respectively, and the unrestricted cash and cash equivalents for the same periods were $26,912,345 and $37,232,404, respectively. The Company anticipates that it will continue to incur additional operating losses for the next several years. There can be no assurance that any of the Company's product candidates will be approved for marketing, that the Company will attain profitability or, if profitability is achieved, that the Company will remain profitable on a quarterly or annual basis in the future. CPI's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, therefore, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998. Total expenses for the three months ended June 30, 1999 were $4,658,094 an increase of $655,630 or 16.4% from the same period in 1998. Research and development expenses ("R&D") for the three months ended June 30, 1999 were $3,590,342, an increase of $238,627 or 7.1%, from the same period in 1998 due primarily to additional personnel to support research and product development activities. General and administrative ("G&A") expenses were $1,067,752 for the three months ended June 30, 1999, an increase of $417,006 or 64.1%, from the same period in 1998 due primarily to higher facility expenses associated with the Company's new and expanded facility, marketing expenses related to commercialization preparations for exisulind and an increase in personnel.

         Interest income was $325,383 for the three months ended June 30, 1999, an increase of $165,575 from the same period of 1998 due to higher average cash balances.

         Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998. Total expenses for the six months ended June 30, 1999 were $10,330,531 an increase of $1,466,614 or 16.5% from the same period in 1998. R&D expenses for the six months ended June 30, 1999 were $8,118,235, an increase of $1,220,690 or 17.7%, from the same period in 1998. Such increase was primarily due to the procurement of raw materials of exisulind for on-going and planned clinical trials and in preparation for the potential commercialization of exisulind, an increase in clinical study related expenses and additional personnel to support research and product development activities. G&A expenses were $2,212,296 for the six months ended June 30, 1999, an increase of $245,924 or 12.5%, from the same period in 1998. In the six months ended June 30, 1998, the Company recorded a one-time charge of approximately $715,000 related to expenses for an initial public offering that was not completed. The increase in G&A expenses is due to increases in facility expenses, marketing expenses related to commercialization preparations for exisulind and personnel expenses, which were partially offset by the one-time charge in the same period in 1998 related to the expenses for the initial public offering that was not undertaken.

         Interest income was $693,229 for the six months ended June 30, 1999, an increase of $449,975 from the same period of 1998 due to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         CPI has financed its operations since inception primarily with the net proceeds received from private placements of equity securities and the transaction with Tseng. Financing activities have generated net proceeds of $81,874,233 from inception through June 30, 1999.

         At June 30, 1999, the Company had cash and cash equivalents of $26,912,345. The Company's cash position decreased by $10,320,059 for the six months ended June 30, 1999 primarily due to the net operating loss in the six months ended June 30, 1999 of $9,637,302, a reduction in current liabilities of $1,398,903 and the addition of $300,862 in laboratory and computer equipment. The Company received $439,205 and $275,941 in cash from the exercise of warrants and stock options, respectively. CPI invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government treasuries. CPI has $611,172 in a restricted account pledged as security for certain leases.

         CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten - year lease which expires in 2008 and which contains two five - year renewal options. The Company's lease expired in June 1999 on its 7,900 square feet facility in Aurora, Colorado which was vacated at the end of July 1998. The Company believes its facilities will be adequate for the foreseeable future.

         CPI anticipates that quarterly and annual expenditures for preclinical studies, clinical trials, product development, research, selling, marketing and administrative expenses will increase significantly in future periods. In anticipation of possible FDA approval for the marketing of exisulind, in 1998 the Company began to make preparations and incurred expenses for the commercialization of CPI's first product. There can be no assurance that CPI will be able to successfully complete the clinical development of exisulind, that the FDA will grant approval within the time frame expected, if at all, that the other developments or expansions in CPI's research, development and commercialization programs will not require additional funding or encounter delays or that, in light of these or other circumstances, CPI will be able to achieve anticipated levels of revenue, expense and cash flow.

         CPI expects that it will require additional financing to continue its research and development programs. CPI plans to finance its anticipated growth and development largely through equity or debt financings and/or strategic alliances with corporate partners. CPI believes, based on its current operating plans, that its existing cash and cash equivalents balance of approximately $26.9 million as of June 30, 1999, together with interest earned on the Company's excess cash balances will provide sufficient working capital to sustain operations into the fourth quarter of 2000. However, there can be no assurance the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs or from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to the Company, if at all. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants. Corporate alliances could require the Company to give up certain marketing rights or other rights to its potential products and technology. If additional funds should be needed but are not available, the Company may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by the Company to raise capital on acceptable terms if and when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

INFLATION

         The Company does not believe that inflation has had any significant impact on its business to date.

INCOME TAXES

         As of June 30, 1999, CPI has net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets that will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of June 30, 1999. (Also see the Company's annual report on Form 10-K, note 11 of notes to consolidated financial statements.)

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

         In addition, CPI is conducting an analysis to determine the extent to which its major suppliers', third-party researchers' and clinical trial sites' systems (insofar as they relate to CPI's business) are subject to the Year 2000 issue. This review will be completed in 1999. CPI is currently unable to predict the extent to which it would be vulnerable to its third parties failure to remediate any Year 2000 issues on a timely basis. The failure of a major third party subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with CPI's systems could have a material adverse effect on CPI. However, CPI's activities to date have related primarily to conducting research and development activities and therefore are not significantly dependent on external third-party systems. All new contractual arrangements with third parties require assurance that the third-party is Year 2000 compliant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than three months to ensure principal preservation. As of June 30, 1999, the Company was invested in U.S. Government securities and money market funds, which were classified as cash equivalents in the Company's financial statements. The investments had principal (or notional) amounts of $25,152,489 which were equal to their fair value, an average interest rate of 4.3% and mature in less than three months.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In February and March of 1999, five stockholder class actions were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania seeking unspecified damages on behalf of various classes of persons, including all persons who purchased Company common stock during certain periods in 1998 and 1999. The complaints alleged that the Company had made false and misleading statements about the efficacy and near-term commercialization of exisulind, the Company's lead drug candidate. These actions were consolidated into one action by court order of April 28, 1999. On June 28, 1999 a consolidated amended complaint was filed on behalf of a class of all purchasers of Company common stock between October 7, 1998 and February 2, 1999, inclusive. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on June 22, 1999, the following three directors were elected for terms of three years each, as follows:

                                                Votes             Votes            Votes         % of Outstanding
          Director                               FOR             AGAINST          WITHHELD          Voting FOR
          --------                               ---             -------          --------          ----------

          Thomas M. Gibson                    21,849,782            0              109,181            89.86%

          Roger J. Quy                        21,905,641            0               53,332            90.09%

          Randall M. Toig                     21,905,737            0               53,226            90.09%


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following is a list of exhibits filed as part of the Form 10-Q.

         27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CELL PATHWAYS,  INC.

Dated: August 16, 1999         By:  /s/ ROBERT J. TOWARNICKI
                               -------------------------------------------------
                               Robert J. Towarnicki

                               President, Chief Executive Officer and Director
                                                   (Principal Executive Officer)



Dated: August 16, 1999         By:  /s/ BRIAN J. HAYDEN
                               -------------------------------------------------
                               Brian J. Hayden

                               Chief Financial Officer; Vice President-Finance; Treasurer (Principal Financial and
                               Accounting Officer)