Form 10-Q
period 1999-09-30
CELL PATHWAYS HOLDINGS INC
filed 1999-11-15
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30 , 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.


Commission File Number:    00024889



                               CELL PATHWAYS, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                             23-2969600
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

                  Yes  X           No
                     -----           -----

At October 31, 1999 there were 26,105,894 shares of Common Stock, par value $0.01 per share, outstanding.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


PART 1        FINANCIAL INFORMATION (UNAUDITED)                                         Page
                                                                                        ----
    Item 1    Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 1999
              and December 31, 1998.............................................          3

              Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998
              and for the period from inception (August 10, 1990) to
              September 30, 1999................................................           4

              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 and for the period
              from inception (August 10, 1990) to September 30, 1999............          5

              Notes to Condensed Consolidated Financial Statements .............          6 - 7

    Item 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................          8 - 11

    Item 3    Quantitative and Qualitative Disclosures about Market Risk........          12

PART II       OTHER INFORMATION

    Item 6    Exhibits and Reports on Form 8-K..................................          13

              Signatures........................................................          14

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        SEPTEMBER 30,           DECEMBER 31,
                                                                            1999                     1998
                                                                        -------------           ------------
                              ASSETS                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.......................................       $ 23,355,510           $ 37,232,404
  Prepaid expenses and other......................................            655,422                512,474
                                                                         ------------           ------------
        Total current assets......................................         24,010,932             37,744,878

EQUIPMENT, FURNITURE and LEASEHOLD IMPROVEMENTS, NET                        1,469,889              1,533,634
OTHER ASSETS......................................................            873,278                954,187
                                                                         ------------           ------------

                                                                         $ 26,354,099           $ 40,232,699
                                                                         ============           ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current installments of obligations under capital lease.........       $    146,260           $    146,260
  Accounts payable................................................            680,480                601,988
  Other accrued liabilities.......................................          2,128,274              3,192,436
                                                                         ------------           ------------
        Total current liabilities.................................          2,955,014              3,940,684
                                                                         ------------           ------------

OBLIGATIONS UNDER CAPITAL LEASE, EXCLUDING CURRENT INSTALLMENTS                66,836                159,897
                                                                         ------------           ------------

STOCKHOLDERS' EQUITY :
Preferred Stock, $.01 par value, 5,000,000 shares authorized,
  none issued and outstanding.....................................                 --                     --
Common Stock $.01 par value, 70,000,000 shares authorized;
  24,550,894 and 24,279,526 shares issued and outstanding.........            245,509                242,796
Additional paid-in capital........................................         82,541,530             81,256,094
Stock subscription receivable from issuance of Common Stock.......            (37,000)               (37,000)
Deficit accumulated during the development stage..................        (59,417,790)           (45,329,772)
                                                                         ------------           ------------
        Total stockholders' equity................................         23,332,249             36,132,118
                                                                         ------------           ------------
                                                                         $ 26,354,099           $ 40,232,699
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

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                THREE MONTHS ENDED                     NINE MONTHS ENDED           PERIOD FROM
                                                   SEPTEMBER 30,                         SEPTEMBER 30,              INCEPTION
                                           -----------------------------         ----------------------------- (AUGUST 10, 1990) TO
                                               1999             1998                 1999             1998      SEPTEMBER 30, 1999
                                           ------------      -----------         ------------     ------------  -------------------
EXPENSES:
   Research and development.............   $  3,526,994      $ 4,968,945         $ 11,645,229     $ 11,866,490     $ 48,773,559

   General and administrative...........      1,245,987          801,433            3,458,283        2,767,805       12,267,328

   Provision for redemption of the
     Redeemable Preferred Stock.........             --               --                   --               --        1,017,000
                                           ------------      -----------         ------------     ------------     ------------
     Total expenses.....................      4,772,981        5,770,378           15,103,512       14,634,295       62,057,887

INTEREST INCOME.........................        322,265          259,478            1,015,494          502,732        2,640,097
                                           ------------      -----------         ------------     ------------     ------------
NET LOSS................................   $ (4,450,716)     $(5,510,900)        $(14,088,018)    $(14,131,563)    $(59,417,790)
                                           ============      ===========         ============     ============     ============


Basic and diluted net loss
  per Common Share......................         $(0.18)          $(1.84)              $(0.58)          $(4.73)
                                           ============      ===========         ============     ============


Shares used in computing basic and
   diluted  net loss per Common Share...     24,521,598        2,990,095           24,391,178        2,990,095
                                           ============      ===========         ============     ============


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED                     PERIOD FROM
                                                                                  SEPTEMBER 30,                       INCEPTION
                                                                       ----------------------------------      (AUGUST 10, 1990) TO
                                                                           1999                   1998          SEPTEMBER 30, 1999
                                                                       ------------           ------------      -------------------
OPERATING ACTIVITIES:
Net loss ....................................................          $(14,088,018)          $(14,131,563)          $(59,417,790)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation expense and amortization ....................               406,434                126,952                794,451
   Issuance of Common Stock for services rendered ...........                    --                     --                 48,578
   Issuance of Common Stock options for services rendered ...                    --                     --                 13,313
   Provision for redemption of Redeemable Preferred Stock ...                    --                     --              1,017,387
   Write-off of deferred offering costs .....................                    --                469,515                469,515
   Other ....................................................                    --                  3,052                 68,399
   (Increase) decrease in prepaid and other current assets ..              (142,948)              (238,448)              (336,796)
   (Increase) decrease in other assets ......................                96,909                     --               (111,339)
   Increase (decrease) in accounts payable and
   accrued liabilities ......................................              (985,670)              (991,109)               187,763
                                                                       ------------           ------------           ------------
     Net cash flows used in operating activities ............           (14,713,293)           (14,761,601)           (57,266,519)
                                                                       ------------           ------------           ------------
INVESTING ACTIVITIES:
   Purchase of equipment and leasehold improvements .........              (342,689)            (3,263,108)            (4,742,489)
   Sale of leasehold improvements ...........................                    --              3,000,000              3,000,000
   Cash paid for deposits ...................................               (16,000)                 8,671                (50,767)
                                                                       ------------           ------------           ------------
  Net cash flows provided by (used in) investing activities .              (358,689)              (254,437)            (1,793,256)
                                                                       ------------           ------------           ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of Convertible Preferred Stock,
   net of related offering costs ............................                    --             21,404,004             47,185,046
  Proceeds from the transaction with  Tseng Labs, Inc. ......                    --                     --             27,966,372
  Proceeds from exercise of Series E, F, and G warrants
   to purchase stock ........................................               840,288                     --              1,521,842
  Decrease in shareholder receivable ........................                    --                     --                 23,626
  Cash received for Common Stock options exercised ..........               276,741                     --                723,422
  Proceeds from Employee Stock Purchase Plan ................               171,120                     --                171,120
  Redemption of Redeemable Preferred Stock ..................                    --                     --               (546,051)
  Proceeds from bridge loan .................................                    --                     --                791,000
  Partner cash contributions ................................                    --                     --              5,312,355
  Increase in restricted cash ...............................                    --               (404,783)              (611,172)
  Principal payments under capital lease obligations ........               (93,061)                    --               (122,275)
  Proceeds from borrowings ..................................                    --                     --                150,000
  Repayment of borrowings ...................................                    --                (62,502)              (150,000)
                                                                       ------------           ------------           ------------
      Net cash flows provided by (used in) financing
        activities ..........................................             1,195,088             20,936,719             82,415,285
                                                                       ------------           ------------           ------------
Net increase (decrease) in cash and cash equivalents ........           (13,876,894)             5,920,681             23,355,510
CASH AND CASH EQUIVALENTS, beginning of Period ..............            37,232,404              8,460,839                     --
                                                                       ------------           ------------           ------------
CASH AND CASH EQUIVALENTS, end of period ....................          $ 23,355,510           $ 14,381,520           $ 23,355,510
                                                                       ============           ============           ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES:
Accrual of leasehold improvements payable ...................          $         --           $         --           $    848,000
                                                                       ============           ============           ============
Accrual of deferred offering costs ..........................          $         --           $     97,000           $    441,375
                                                                       ============           ============           ============
Conversion of partners' investment to Preferred Stock .......          $         --           $         --           $  5,312,355
                                                                       ============           ============           ============
Conversion of bridge loan to Convertible Preferred Stock ....          $         --           $         --           $    791,000
                                                                       ============           ============           ============
Conversion of Convertible Preferred Stock for Common Stock ..          $         --           $         --           $ 53,766,991
                                                                       ============           ============           ============
Issuance of Convertible Preferred Stock
  to investment advisors ....................................          $         --           $    425,742           $    540,742
                                                                       ============           ============           ============
Issuance of Common Stock as payment of
  management bonus ..........................................          $         --           $         --           $     59,200
                                                                       ============           ============           ============
Redemption of Redeemable Preferred Stock for Common Stock ...          $         --           $         --           $    545,949
                                                                       ============           ============           ============
Sale of Common Stock in exchange for
  stock subscription receivable .............................          $         --           $         --           $     37,000
                                                                       ============           ============           ============
Sale of Convertible Preferred Stock in exchange for
  stock subscription receivable .............................          $         --            $        --           $     23,626
                                                                       ============           ============           ============
Issuance of Common Stock as payment for
  accounts payable ..........................................          $         --           $         --           $     48,578
                                                                       ============           ============           ============


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                               CELL PATHWAYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Company" is used herein to signify the successor and/or the predecessor corporations.

         The Company is a pharmaceutical company focused on the research, development and future commercialization of products to prevent and treat cancer. The Company is in the development stage and has not generated any product revenues to date, nor is there any assurance of any future product revenues. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings, corporate alliances or through combinations thereof. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all. The Company will continue to be considered in the development stage until such time as it generates significant revenues from its principal operations. As of September 30, 1999, the Company had a deficit accumulated during the developmental stage of $59,417,790.

         On November 3, 1998, the Company completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held shell company) in which the Company issued to Tseng stockholders approximately 5.5 million shares of the Company's Common Stock and received net proceeds of approximately $26.4 million. The accompanying consolidated financial statements include the accounts of the Company from inception (August 10, 1990) through September 30, 1999.

Basis of Presentation

         The unaudited condensed consolidated financial statements as of September 30, 1999 and for the three months and nine months ended September 30, 1999 and 1998, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results may not be indicative of the results that may be expected for the year. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

2.   BASIC AND DILUTED NET LOSS PER COMMON SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", became effective at the end of 1997 and requires presentation of two calculations of earnings per Common Share. "Basic" earnings per Common Share equals net income divided by the weighted average Common Shares outstanding during the period. "Diluted" earnings per Common Share equals net income divided by the sum of the weighted average Common Shares outstanding during the period plus Common Stock equivalents. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options and warrants, conversion of Convertible Preferred Stock, and the redemption of Redeemable Preferred Stock are all anti-dilutive. The amount of Common Stock equivalents excluded from the calculation are options and warrants to purchase 2,037,491 and 1,233,755 shares of Common Stock, Convertible Preferred Stock convertible into 0 and 15,614,266 shares of Common Stock, warrants to purchase 0 and 422,188 shares of Convertible Preferred Stock convertible into the same number of shares of Common Stock and 0 and 33,052 shares of Common Stock to be issued upon redemption of the Redeemable Preferred Stock that were outstanding as of September 30, 1999 and 1998, respectively.

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

4.   PRIVATE PLACEMENT OF COMMON STOCK

         Subsequent to September 30, 1999, in October, the Company completed a private placement of Common Stock in which 1,555,000 shares of Common Stock were sold at $9.00 per share representing net proceeds to the Company of approximately $13.5 million. For each share of Common Stock purchased the Company issued one Common Stock warrant, which expires on December 31, 2000. Such Common Stock warrant allows the purchase of one share of the Company's Common Stock at $14.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and, as of November 3, 1998, the successor to, a Delaware corporation of the same name. As the context requires, the "Company" or "CPI" is used herein to signify the successor and/or the predecessor corporations

         Certain statements made herein, and oral statements made in respect hereof, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors, the absence of approved products; history of operating losses; early stage of development; the costs, delays and uncertainties inherent in basic pharmaceutical research, drug development, clinical trials and the regulatory approval process with respect to both the Company's current product candidates and its future product candidates, if any; dependence on development of Aptosyn(TM) (exisulind), the Company's first product candidate; the limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; the uncertainty of obtaining regulatory approval, including uncertainty of approval of the New Drug Application ("NDA") submitted for Aptosyn(TM) (exisulind) for adenomatous polyposis coli ("APC") whether in connection with the adequacy of the data generated in the clinical trials of Aptosyn(TM) (exisulind) or otherwise, and the timing and scope of any approval received; acceptance by providers of healthcare reimbursement; the validity, scope and enforceability of patents; the actions of competitors; dependence upon third parties; product liability and the need for further financing. These and other risks are detailed in the Company's reports filed from time to time under the Securities Act of 1933 and/or the Securities Exchange Act of 1934, including the sections entitled "Business" and "Risk Factors" in the Company's report on Form 10-K for the year ended December 31, 1998. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on any such forward-looking statements. The Company undertakes no obligation to update or revise the statements made herein or the factors which may relate thereto.

OVERVIEW

         CPI is a development stage pharmaceutical company focused on the research, development and commercialization of products to prevent and treat cancer. From the inception of the Company's business in 1990, operating activities have related primarily to conducting research and development, raising capital and recruiting personnel. The Company's initial investigational new drug application ("IND") was filed with the Food and Drug Administration ("FDA") in December 1993 for human clinical trials of Aptosyn(TM) (exisulind). The Company filed an IND for its second product candidate, CP 461, in December 1998. In August 1999, the Company submitted to the FDA an NDA for Aptosyn(TM) (exisulind) for APC, an FDA designated orphan drug indication. The Company is continuing to conduct clinical trials of Aptosyn(TM) (exisulind) and CP 461 for the prevention and treatment of various precancer and cancer indications.

         On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly-held company with no continuing operations which, subsequent to the transaction, became a subsidiary of CPI), in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million. As noted in footnote 4, in October 1999 the Company issued 1.555 million shares of Common Stock for net proceeds of approximately $13.5 million and which increased the Common Stock outstanding to 26.1 million shares.

         The Company has not received any revenue from the sale of products, and no product candidate of CPI has been approved for marketing. CPI's income has been limited to interest income from investments, and CPI's primary source of capital has been the sale of its equity securities and the transaction with Tseng. As of September 30, 1999 and December 31, 1998, CPI's accumulated deficit was $59,417,790 and $45,329,772, respectively, and the unrestricted cash and cash equivalents at the end of the same periods were $23,355,510 and $37,232,404, respectively (not including the net proceeds from the October 1999 issuance of Common Stock). The Company anticipates that it will continue to incur additional operating losses for the next several years. There can be no assurance that any of the Company's product candidates will be approved for marketing, that the Company will attain profitability or, if profitability is achieved, that the Company will remain profitable on a quarterly or annual basis in the future. CPI's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, therefore, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS

         Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998. Total expenses for the three months ended September 30, 1999 were $4,772,981 a decrease of $997,397 or 17.3% from the same period in 1998. Research and development expenses ("R&D") for the three months ended September 30, 1999 were $3,526,994, a decrease of $1,441,951 or 29.0%, from the same period in 1998 due primarily to a decrease in raw material expenses associated with Aptosyn(TM) (exisulind) offset partially by an increase in personnel to support research and product development activities. General and administrative ("G&A") expenses were $1,245,987 for the three months ended September 30, 1999, an increase of $444,554 or 55.5%, from the same period in 1998 due primarily to an increase in marketing and consulting expenses related to commercialization preparations for Aptosyn(TM) (exisulind) and an increase in personnel.

         Interest income was $322,265 for the three months ended September 30, 1999, an increase of $62,787 from the same period of 1998 due to higher average cash balances.

         Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998. Total expenses for the nine months ended September 30, 1999 were $15,103,512 an increase of $469,217 or 3.2% from the same period in 1998. R&D expenses for the nine months ended September 30, 1999 were $11,645,229, a decrease of $221,261 or 1.9%, from the same period in 1998 due primarily to a decrease in raw material expenses for Aptosyn(TM) (exisulind), partially offset by an increase in personnel to support research and product development activities. G&A expenses were $3,458,283 for the nine months ended September 30, 1999, an increase of $690,478 or 24.9%, from the same period in 1998. In the nine months ended September 30, 1998, the Company recorded a one-time charge of approximately $715,000 related to expenses for an initial public offering that was not completed. The increase in G&A expenses is primarily due to increases in facility expenses, marketing and consulting expenses related to commercialization preparations for Aptosyn(TM) (exisulind) and personnel expenses, which were partially offset by the one-time charge in the same period in 1998 related to the expenses for the initial public offering that was not undertaken.

         Interest income was $1,015,494 for the nine months ended September 30, 1999, an increase of $512,762 from the same period of 1998 due primarily to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         CPI has financed its operations since inception primarily with the net proceeds received from private placements of equity securities and the transaction with Tseng. Financing activities have generated net proceeds of $82,415,285 from inception (August 10, 1990) through September 30, 1999.

         At September 30, 1999, the Company had cash and cash equivalents of $23,355,510. The Company's cash position decreased by $13,876,894 for the nine months ended September 30, 1999 primarily due to the net operating loss in the nine months ended September 30, 1999 of $14,088,018, a reduction in current liabilities of $985,670 and the addition of $342,689 in laboratory and computer equipment. The Company received $840,288, 276,741 and $171,120 in cash from the exercise of warrants, stock options and the purchase of Common Stock under the Employee Stock Purchase Plan, respectively. CPI invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government treasuries. CPI has $611,172 in a restricted account pledged as security for certain leases.

         Subsequent to September 30, 1999, the Company completed a private placement of 1.555 million shares of Common Stock resulting in net proceeds of approximately $13.5 million. For each share of Common Stock purchased, the purchaser received a warrant to purchase one share of Common Stock at $14 per share expiring on December 31, 2000.

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

         In February and March of 1999, five stockholder class actions were filed against the Company and certain of its officers and directors. The Company believes that the allegations are without merit (see footnote 3).

         CPI anticipates that quarterly and annual expenditures for preclinical studies, clinical trials, product development, research, selling, marketing and administrative expenses will increase significantly in future periods. In anticipation of possible FDA approval for the marketing of Aptosyn(TM) (exisulind), in 1998 the Company began to make preparations and incurred expenses for the commercialization of CPI's first product. There can be no assurance that CPI will be able to successfully complete the clinical development of Aptosyn(TM) (exisulind) for any indication, that the FDA will grant approval with respect to any indication within the time frame expected, if at all, that the other developments or expansions in CPI's research, development and commercialization programs will not require additional funding or encounter delays or that, in light of these or other circumstances, CPI will be able to achieve anticipated levels of revenue, expense and cash flow.

         CPI cannot predict the date of its first product approval, if any, the rate of revenue generated from initial product sales. If achieved, or the level of expense which may be associated with such initial product sales. Accordingly, while the Company has no present plans for financing, the Company anticipates that it may require additional financing in the future to continue its research and development programs. Absent sufficient revenue from product sales, CPI plans to finance its anticipated growth and development largely through equity or debt financings and/or strategic alliances with corporate partners. CPI believes, based on its current operating plans, and without benefit of any revenue from product sales if product approval is achieved, that its existing cash and cash equivalents balance of approximately $23.4 million as of September 30, 1999, together with interest earned on the Company's excess cash balances and the net proceeds of $13.5 million from the sale of Common Stock in October 1999, will provide sufficient working capital to sustain operations into the first quarter of 2001. However, there can be no assurance the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs or from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to the Company, if at all. Debt financing, if available, may include restrictive covenants. Corporate alliances could require the Company to give up certain marketing rights or other rights to its potential products and technology. If additional funds should be needed but are not available, the Company may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by the Company to raise capital on acceptable terms if and when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

INFLATION

         The Company does not believe that inflation has had any significant impact on its business to date.

INCOME TAXES

         As of September 30, 1999, CPI has net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets that will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of September 30, 1999. (Also see the Company's annual report on Form 10-K, note 11 of notes to consolidated financial statements.)

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

         The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems. The Company has reviewed its existing systems and believes that they correctly define the Year 2000. Non-information technology systems that utilize embedded technology, such as microcontrollers, HVAC, and security may also face Year 2000 issues. However, the Company believes that it does not have significant Year 2000 issues related to non-information technology systems and has significantly completed it review of these systems. This review will be completed in 1999.

         In addition, the Company has been conducting an analysis to determine the extent to which its major suppliers', third-party researchers' and clinical trial sites' systems (insofar as they relate to CPI's business) are subject to the Year 2000 issue. This review is significantly completed and will be completed in 1999. CPI is currently unable to predict the extent to which it would be vulnerable to its third parties failure to remediate any Year 2000 issues on a timely basis. The failure of a major third party subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with CPI's systems could have a material adverse effect on CPI. However, CPI's activities to date have related primarily to conducting research and development activities and therefore are not significantly dependent on external third-party systems. All new contractual arrangements with third parties require assurance that the third-party is Year 2000 compliant.

         To the extent necessary, CPI plans to formulate contingency plans to address the Year 2000 risks. Historical costs directly related to Year 2000 issue remediation have been immaterial as CPI's past infrastructure has been built with Year 2000 issues in mind and to minimize these issues. Based on information now known to CPI, the Company does not expect to incur material costs in the future to address the Year 2000 issue, nor does the Company believe that it will be required to make material capital expenditures to fix Year 2000 issues other than system upgrades on a normal replacement schedule with only immaterial opportunity costs of CPI personnel to ensure new systems and third parties are Year 2000 compliant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

           The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than three months to ensure principal preservation. As of September 30, 1999, the Company was invested in U.S. Government securities and money market funds, which were classified as cash equivalents in the Company's financial statements. The investments had principal (or notional) amounts of $23,232,756 which were equal to their fair value, an average interest rate of 4.6% and mature in less than three months.

PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following is a list of exhibits filed as part of the Form 10-Q.

          27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

(b)      Reports on Form 8-K.

          The Company filed a Report on Form 8-K dated August 25, 1999, reporting under Item 5 - Other Events.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CELL PATHWAYS,  INC.

Dated: November 12, 1999         By:  /s/ Robert J. Towarnicki
                                    --------------------------------------------
                                 Robert J. Towarnicki

                                 President, Chief Executive Officer and Director (Principal Executive Officer)



Dated: November 12, 1999         By:  /s/ Brian J. Hayden
                                    --------------------------------------------
                                 Brian J. Hayden

                                 Chief Financial Officer;
                                 Vice President - Finance; Treasurer
                                 (Principal Financial and Accounting Officer)