Form 10-K405
period 1999-12-31
CELL PATHWAYS HOLDINGS INC
filed 2000-03-28
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        Commission file number 00024889
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

                         Yes __X__             No_____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2000 was approximately $1,300,208,000, based upon the last reported sales price of the Registrant's Common Stock on the Nasdaq National Market.

         As of March 1,2000 there were 27,439,497 shares of the Registrant's Common Stock outstanding.

                              ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 31, 2000, are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the
Exhibit Index.

                               CELL PATHWAYS, INC.
                                    FORM 10-K

Part I
Item 1.    Business.....................................................................   1
              Overview..................................................................   1
              Business Strategy.........................................................   2
              Carcinogenesis............................................................   2
              CPI Technology............................................................   4
              Products in Development...................................................   5
              National Cancer Institute and Other Third-Party Arrangements..............  14
              Scientific Advisory Board.................................................  15
              Patents, Trademarks and Proprietary Technology............................  16
              Competition...............................................................  18
              Government Regulation.....................................................  19
              Manufacturing.............................................................  23
              Marketing and Sales.......................................................  23
              Employees.................................................................  24
              Executive Officers and Key Employees......................................  24
              Risk Factors..............................................................  26
Item 2.    Properties...................................................................  37
Item 3.    Legal Proceedings............................................................  38
Item 4.    Submission of Matters to a Vote of Security Holders..........................  38

Part II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters..........................................................  39
Item 6.    Selected Financial Data......................................................  40
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................................  40
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...................  44
Item 8.    Financial Statements and Supplementary Data..................................  44
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures....................................................  44

Part III
Item 10.   Directors and Executive Officers of the Registrant...........................  45
Item 11.   Executive Compensation.......................................................  45
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............  45
Item 13.   Certain Relationships and Related Transactions...............................  45

Part IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............  46

Signatures..............................................................................  48

                                     PART I



ITEM 1.  BUSINESS


Certain statements made in this report, and oral statements made in respect of this report, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors, the absence of approved products; history of operating losses; early stage of development; the costs, delays and uncertainties inherent in basic pharmaceutical research, drug development, clinical trials and the regulatory approval process, with respect to both the Company's current product candidates and its future product candidates, if any; dependence on development of Aptosyn(TM) (exisulind); the limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; the uncertainty of obtaining regulatory approval, including uncertainty of approval of the New Drug Application submitted for Aptosyn(TM) (exisulind) for familial adenomatous polyposis (a rare disease that puts those afflicted at high risk of developing colon cancer), whether in connection with the adequacy of the data generated in the clinical trials of Aptosyn(TM) (exisulind) or otherwise; the timing and scope of any approval which might be received for any compound for any indication in the future; acceptance by providers of healthcare reimbursement; the validity, scope and enforceability of patents; the actions of competitors; dependence upon third parties; product liability; and the need for further financing. These and other risks are detailed in the Company's reports which have been, and from time to time will be, filed under the Securities Act of 1933 and/or the Securities Exchange Act of 1934, including the sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Other Events" as they may appear in Forms 10-K, 10-Q, 8-K and S-3. Your attention is directed to the section under
Item 1 of this report entitled "Risk Factors" as well as to the discussion of the related subject matters appearing in Item 1. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. The Company undertakes no obligation to update or revise the statements made herein or the factors which may relate thereto.

OVERVIEW

         Cell Pathways, Inc. ("CPI" or the "Company") is a pharmaceutical company focused on the research, development and commercialization of products to prevent cancer and to treat cancer. CPI's technology may prove to have applicability beyond these fields. CPI will be considered to be in the development stage until it receives approval and generates significant revenues from the marketing of one of its pharmaceutical drug candidates.

         The Company's technology is based upon its discovery of a novel mechanism which the Company believes, based on its research, can be targeted to induce selective apoptosis, or programmed cell death, in precancerous and cancerous cells without affecting normal cells. CPI has created a new class of selective apoptotic anti-neoplastic drugs ("SAANDs") and has synthesized over 500 new chemical compounds in this new class. In screening assays, over 200 of these new compounds display significantly greater apoptotic potency than CPI's lead drug candidate, Aptosyn(TM) (exisulind).

         The Company's product development program focused initially on compounds likely to be helpful in treating precancerous lesions such as colonic polyps and cervical dysplasia. Attention next turned to the prevention of the recurrence of prostate and breast cancer. Clinical trials subsequently expanded into the direct treatment of prostate and lung cancer. Most recently, the Company has made arrangements for clinical trials of its lead compound in combination with leading cancer chemotherapeutic agents of major pharmaceutical companies in trials intended to address cancers of the breast, lung, colon, prostate, bladder and pancreas.

         CPI commenced clinical trials of its lead compound, Aptosyn(TM) (exisulind) (previously known as FGN-1(TM) (exisulind) and Prevatac(TM) (exisulind)), in 1994. By 1997, that clinical trial program had expanded to include several cancer and precancer indications. In August 1999, the Company filed with the Food and Drug Administration ("FDA") a New Drug Application ("NDA") seeking marketing approval for Aptosyn(TM) (exisulind) for the indication of familial adenomatous polyposis ("FAP"). During the first quarter of 2000, the Company has been interacting with the FDA in its review of the NDA.

         CPI began the clinical trial program of its second compound, CP 461, in 1999. Descriptions of the clinical trial programs of Aptosyn(TM) (exisulind) and CP 461 are set forth below under "Products in Development." Aptosyn(TM) (exisulind) and CP 461 are the only product candidates which during 2000 the Company expects to be studying in clinical trials. No pharmaceutical product may be marketed without FDA approval. There can be no assurance that the FDA will approve any Company product for marketing for any indication.

BUSINESS STRATEGY

         CPI's objectives are to be a leader in the development of pharmaceutical products to prevent cancer and to treat cancer, and to build an integrated pharmaceutical company focused on the oncology market. To meet these objectives CPI intends to:

         - Pursue accelerated clinical development of Aptosyn(TM) (exisulind), with emphasis on cancer and precancer indications where small clinical trials with clear endpoints may yield statistically significant results.

         - Use CPI's proprietary technology to develop additional SAANDs such as CP 461 for cancer therapy and for cancer chemoprevention.

         - Develop Aptosyn(TM) (exisulind) and other SAANDs as part of combination therapy with leading chemotherapeutic agents of major pharmaceutical companies to achieve enhanced anti-cancer effects.

         -        Commercialize products directly to focused physician groups.
                  CPI is establishing its own focused sales force to promote products in the U.S. targeted at diseases that are treated by relatively small, well-defined groups of physicians.

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

CARCINOGENESIS

         Cancer results from a sequence of changes involving the genes of cells. This sequence eventually leads to abnormal and uncontrolled cell proliferation. This multi-stage process is known as carcinogenesis and generally results from a combination of factors which occur over a period of years. Certain factors, such as inherited genetic defects, are present at birth. Other factors that may contribute to carcinogenesis include environmental exposures and the aging process. Carcinogenesis is first recognized clinically when abnormal cells become visible to a screening procedure or reach a size or location sufficient to create clinical signs and symptoms. The clinical emergence may occur many years following the events which first initiated carcinogenesis. Generally, cells characterized by abnormal growth that may lead to cancer but have not yet invaded surrounding tissue are termed precancerous.

         Precancerous Lesions. Many cancers are preceded by precancerous lesions. These lesions are accumulations of abnormal cells. Because precancerous lesions are usually asymptomatic, the ability to identify and monitor them and to intervene clinically before the possible development of cancer is dependent upon diagnostic screening tests. Recent years have seen broader applications of screening tests which have varying degrees of reliability and predictability. These screening tests include the Pap smear, flexible sigmoidoscopy and the Prostate Specific Antigen ("PSA") test. In addition, there have been recent advances in genetic screening, such as the BRCA1 and BRCA2 tests to detect individuals with a higher risk of developing breast cancer in the future.

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


                   EXAMPLES OF EPITHELIAL PRECANCEROUS LESIONS

                                                                            CONVENTIONAL
                                                                            ------------
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

Barrett's Esophagus                         Esophageal                 Endoscopy (esophagogastroscopy)

Bronchial or Lung Dysplasia                 Lung                       Sputum cytology

Cervical Intraepithelial Neoplasia          Cervical                   Papanicolau (Pap) smear

Prostatic Intraepithelial Neoplasia         Prostate                   Prostate Specific Antigen (PSA)
                                                                       and digital rectal examination

Transitional Cell Carcinoma                 Bladder                    Cystoscopy
in situ (earliest stage)

         Patients with precancerous lesions are advised to follow a program of regular monitoring and removal of lesions where appropriate. However, existing techniques for treating precancerous lesions are often expensive, have undesirable side effects or are of limited effectiveness. Endoscopic or surgical removal can be effective for single lesions. But risks and costs increase significantly if lesions recur, if there are numerous lesions or if lesions occur in less accessible tissues. Because of their significant side effects, systemic administration of most existing chemotherapeutic drugs is not appropriate for treating precancerous lesions. Reduction of environmental risks or change in diet are generally more effective in preventing the early stages of carcinogenesis than in arresting or reversing the changes that occur in the later stages of carcinogenesis. As a result of the inadequacy of current treatments, there is a significant need for the development of new therapeutics to treat precancerous lesions. If left untreated and not reversed by natural processes, precancerous lesions may progress to cancer.

         Cancer. The American Cancer Society estimates that over 1.2 million new cases of cancer will be diagnosed and approximately 552,000 cancer deaths will occurr in the U.S. in 2000. Cancer is the second leading cause of death in the U.S. Approximately ten million people living in the U.S. have a history with cancer. Due in part to the development of new diagnostic procedures, the highest number of new cancer diagnoses are currently occurring in the prostate, breast, lung and colon/rectum, representing approximately 50% of all new cancer cases.

         Cancer is generally treated by attempting to remove the cancerous cells, either by surgery or by chemical or radiation therapies. Most currently available chemotherapies and radiation therapies target all rapidly dividing cells, both cancerous and healthy. This results in serious side effects. The limited efficacy and harmful side effects of existing cancer treatments and the costs associated with managing these side effects continue to drive the search for new therapies.

CPI TECHNOLOGY

         To address the need for new therapies, CPI's technology focuses on the selective induction of apoptosis only in cells that manifest abnormal growth (neoplastic cells), such as precancerous and cancerous cells. Apoptosis is a naturally occurring physiological process in which a number of components inside the cell "program" the cell to die without causing harm to surrounding cells. Apoptosis occurs in tissues that are continually renewing themselves, such as the lining of the digestive system, or as a natural defense mechanism that prevents the replication of cells that have undergone DNA damage. CPI's technology is based upon its discovery of a novel mechanism which CPI believes, based on its research, can be targeted to induce selective apoptosis in neoplastic cells without affecting normal cells.

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

         Discovery of Novel Apoptotic Mechanism. CPI believes it has discovered a previously undefined mechanism for regulating apoptosis. Research suggests that two key elements of this mechanism include cyclic GMP ("cGMP") which is generated by enzymatic conversion of GTP to cGMP by guanyl cyclase initiated by naturally-occurring triggers, and a novel form of cGMP phosphodiesterase ("PDE") which plays a key role in controlling the intracellular levels of cGMP. CPI has determined in a limited number of colon cancer patients that the neoplastic tissue has a higher level of cGMP PDE activity than neighboring normal tissue, which may prevent neoplastic cells from responding to normal signals that trigger apoptosis. When the activity of this novel cGMP PDE configuration increases, as in neoplastic cells, cGMP levels are reduced and activation of a critical downstream protein, protein kinase G, is interrupted, subsequently preventing the activation of the caspases and apoptosis.

         Selective Induction of Apoptosis by CPI Compounds. Research suggests that CPI's compounds, including Aptosyn(TM) (exisulind) and CP 461, are targeted at inhibiting the activity of the novel form of cGMP PDE in neoplastic cells. CPI compounds reduce cGMP PDE activity, thereby preventing it from degrading cGMP. Research suggests that cGMP is then available to trigger a critical downstream protein which leads to the subsequent activation of caspases. As in the case of conventional cancer treatment, caspases then trigger a cascade of events leading to apoptosis.

         Research and Development Activities. CPI's scientists have identified intracellular proteins targeted by Aptosyn(TM) (exisulind) and have made significant progress in characterizing the target protein. CPI has developed pharmaceutical, immunological and molecular biologic probes that may be used to identify additional indications to be targeted and to develop diagnostic tools. CPI continues to identify additional elements involved in regulating the newly identified apoptotic mechanism. CPI plans to investigate the potential applicability of its novel apoptotic mechanism to hyperproliferative, hypoproliferative and other disease conditions. CPI may not succeed in attaining its research and development goals.

          Using its understanding of chemical structure and biological activity, CPI has created a new class of SAANDs (selective apoptotic anti-neoplastic drugs). Within this new class of SAANDs, CPI has synthesized over 500 new chemical compounds in five chemical families and over 27 chemical classes. CPI tests its new compounds for inhibitory effects on the growth of cancer cells in vitro for the induction of apoptosis and for activity against the intracellular target, the novel cGMP PDE. Over 200 of the newly synthesized compounds display significantly greater apoptotic potency than Aptosyn(TM) (exisulind) in these tests.

         A number of CPI compounds have shown activity against in vitro cultures of immortalized cell lines of transplantable human cancers of the breast, colon, lung and prostate. Preliminary results of studies with CPI's compounds in short-lived primary cultures of human cancers obtained from individual patients have shown activity against breast cancer. Using this data, CPI has evaluated several new chemical entities ("NCEs"). CPI filed an IND in December 1998 with respect to CP 461 as its second product development candidate. CPI is continuing its evaluation of other compounds as potential product development candidates. Significant additional preclinical and clinical trials are necessary to determine the activity and utility of any product development candidate. Please also read "Risk Factors - Early Stage of Development; Absence of Developed Products; Uncertainty of Clinical Trials."

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


PRODUCTS IN DEVELOPMENT

         CPI is developing a family of product candidates, SAANDs, targeted at the treatment and management of precancerous lesions and cancer. CPI's lead compound in this family of new drugs, Aptosyn(TM) (exisulind), is a sulfone derivative of the nonsteroidal anti-inflammatory drug ("NSAID") sulindac. Aptosyn(TM) (exisulind) is not an NSAID and lacks the anti-cyclooxygenase activity that is associated with the serious gastrointestinal and renal side effects observed with NSAID use.

         CPI began clinical studies of Aptosyn(TM) (exisulind) in 1994. In August 1999, the Company filed an NDA with the FDA seeking approval to market Aptosyn(TM) (exisulind) for FAP.

         CPI began clinical studies of CP 461 in 1999. Aptosyn(TM) (exisulind) and CP 461 are the only two product candidates which the Company expects to have in clinical studies during 2000.

         Although CPI will continue to conduct clinical trials of Aptosyn(TM) (exisulind) for several cancer and precancer indications, CPI may not be able to conduct sufficient clinical trials or to obtain favorable results in clinical trials, to support the filing or approval of another NDA seeking marketing approval for Aptosyn(TM) (exisulind) for any of these indications. The same applies to CPI's development program for CP 461 and for any other product candidate or compound for any disease condition, including those indications discussed below. FDA approval is required for marketing. There can be no assurance that the FDA will approve any Company product for marketing.

         Despite the growing number of clinical trials, the clinical testing of Aptosyn(TM) (exisulind) involved only a limited number of patients. The clinical testing of CP 461 did not start until April of 1999. Results obtained from studying a compound in any clinical trial are not necessarily predictive of the results of the same compound (or of any other compound) in other clinical trials, whether for the same indication or for other indications. Please also read, "Risk Factors - Early Stage of Development; Absence of Developed Products; Uncertainty of Clinical Trials."

                       SAANDS CLINICAL DEVELOPMENT PROGRAM

INDICATION                                  STATUS(1)

                                            APTOSYN(TM) (EXISULIND)
PRECANCER
Familial Adenomatous Polyposis (FAP).....   Orphan Drug status obtained 1Q 1994.  Fast Track Designation obtained 3Q 1998.  NDA for FAP filed August 1999.  See description in text below.

Sporadic Adenomatous Colonic Polyps......   Phase 1 B trial completed 3Q 1997.  Pivotal Phase II/III trial initiated in 1997;
                                            treatment phase expected to complete in May 2000.

Barrett's Esophagus......................   Phase II trial recruitment closed 1Q 2000.

Bronchial Dysplasia......................   Phase II trial has been planned but not yet scheduled; see description in text below.

Cervical Dysplasia.......................   Phase IB trial completed 3Q 1997.  Next trial not yet scheduled.

CANCER

Prostate Cancer Recurrence...............   Phase II/III trial completed 3Q 1999; see description in text below.  Phase II trial in patients resistant to hormone therapy  commenced in 2Q 1999.

Prostate Cancer..........................   Phase II trial in patients scheduled for prostatectomy commenced 2Q 1999.

Lung Cancer..............................   Phase I study concluded. See description in text below.

Breast Cancer Recurrence.................   Phase II/III trial initiated in 1Q 1998.

Breast cancer............................   Phase II study commenced 2Q 2000 in patients scheduled for surgery.

Combination therapy cancer trials........   Trials are planned to commence in 2000 evaluating Aptosyn(TM)(exisulind) in combination with each of the approved chemotherapy agents Taxotere(R), Xeloda(R) and Gezmar(R) in several major cancers.  See description in text below.

                                                                   CP 461

Cancer Indications ......................   IND filed December 1998. Phase IA single dose safety trial completed 3Q 1999.
                                            Phase IB multiple dose safety/preliminary efficacy study commenced 3Q 1999.  Phase II studies anticipated to commence 2H 2000.

(1) The steps required before a drug may be marketed in the U.S. include: (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an application for an IND exemption, which must become effective before human clinical trials commence; (iii) human clinical trials to establish the safety and efficacy of the drug, typically proceeding in three phases; (iv) submission of a detailed NDA to the FDA; and (v) FDA approval of the NDA.

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

         CPI's current clinical trial strategy seeks to identify subsets of patient populations for the various targeted indications where the endpoints of clinical trials occur in high frequency or in a relatively short time frame. Because CPI is studying Aptosyn(TM) (exisulind) in multiple indications, CPI plans to utilize safety and pharmacokinetic data obtained in clinical trials already completed to provide a basis for commencing more advanced clinical trials in other indications. CPI believes that this strategy of designing clinical trials around selected populations and utilizing existing safety data may allow CPI to reduce the duration of clinical trials and the number of test subjects enrolled in its clinical trials, thereby generating statistically significant clinical results more quickly and cost-effectively.

CLINICAL DEVELOPMENT OF APTOSYN(TM) (EXISULIND) FOR PRECANCEROUS LESIONS

          Aptosyn(TM) (exisulind) lacks the side effects often associated with cancer chemotherapeutic drugs. CPI therefore believes that the compound may be useful in treating patients with precancerous lesions for whom a drug's long-term safety profile is important. CPI is pursuing the clinical development of Aptosyn(TM) (exisulind) in several types of precancerous conditions, as described below.

         Familial Adenomatous Polyposis (FAP). FAP is an inherited disease characterized by the development of hundreds to thousands of adenomatous polyps in the colon and the progression to colon cancer if left untreated. This disease can be confirmed within a family by genetic testing. Most FAP patients must be endoscopically screened beginning in their teenage years and must have a substantial portion of their large intestine removed by age 20. Even with this treatment, these patients continue to develop polyps in the remaining rectal tissue and are typically monitored by endoscopy two to four times each year. It is anticipated that polyps will be removed at each examination. CPI's clinical program is testing Aptosyn(TM) (exisulind) in patients who previously have had most of their large intestine removed, leaving the rectum intact (sub-total colectomy), and in the pediatric population whose colons have not been removed.

         It is estimated that FAP occurs in between 8,000 and 36,000 persons in the United States. Because of the large number of lesions that occur in these patients and the continuous development of new lesions with, characteristically, no spontaneous remission, CPI has believed that clinical trials in FAP can be conducted in, and statistically significant results obtained from, a relatively small number of patients.

         In a Phase I/II polyp regression study conducted with the support of the National Cancer Institute at the Cleveland Clinic Foundation, 18 FAP patients were treated with Aptosyn(TM) (exisulind) for six months. The study was commenced in August 1995. It was designed to observe the safety and pharmacokinetics of increasing doses of Aptosyn(TM) (exisulind) and to provide preliminary data on dosage, clinical efficacy and mechanisms of action. No serious adverse events attributable to Aptosyn(TM) (exisulind) were reported at the clinically effective doses of 400-600 milligrams total daily dose. At the 800 milligram total daily dose level, four out of six patients displayed asymptomatic reversible elevations of liver enzymes; all of such patients continued in the trial at lower dose levels. This assisted in determining a recommended maximum total daily dose of 600 milligrams in FAP patients with subtotal colectomy. At the end of the study, all 18 patients elected to continue taking the drug in extension studies, and the majority of the patients have been on the drug for more than four years. No patient has withdrawn from the study or its extension due to serious adverse events.

         In the Phase I/II study and its extensions, nearly all patients were observed to experience a marked reduction in the number and size of exophytic (i.e., raised over the surface) precancerous rectal polyps that were six millimeters or less in diameter at the beginning of the study. The effect was observed to be correlated to dosage, with 600 milligrams per day having a significantly more pronounced effect than 400 milligrams per day. This dose-dependent difference was statistically significant. In the extended study, no progressive increase in polyp size or volume was observed in the patients who have remained in the study and have been maintained on the optimal dose; instead, their polyps have diminished in number and size with continued drug treatment. The condition of the eleven patients who have continued in the study on drug since the initial phase which began in 1995 is characterized by the investigator as being essentially free of clinically significant polyps.

         Following treatment with Aptosyn(TM) (exisulind) in the Phase I/II study, examination of certain regressing polyps showed substantial increases in the rate of apoptosis as compared with the rate of apoptosis of untreated polyps at the beginning of the study. At the same time, the rate of apoptosis in nearby normal tissue was unchanged. This suggests that Aptosyn(TM) (exisulind) induces apoptosis in neoplastic cells without affecting normal cells.

         In July 1998, the FDA granted Aptosyn(TM) (exisulind) "Fast Track" designation for expedited review for FAP. The Fast Track Program is a new mechanism, introduced in the FDA Modernization Act of 1997, for facilitating the development and expediting the approval of drugs that demonstrate the potential to address unmet medical needs for serious and life-threatening conditions. This mechanism builds upon existing FDA programs for accelerated approval.

         In January 1999, CPI completed a double-blind, placebo-controlled pivotal Phase III study of Aptosyn(TM) (exisulind) in FAP. The study was conducted at centers in the U.S., Sweden, the United Kingdom and Israel. Of the 74 patients enrolled in the study, 65 completed the one-year course of drug (or placebo) treatment. The primary endpoint of the study was a statistical comparison of the formation of new polyps (as measured by periodic polyp fulgeration) in drug-treated patients as compared with patients receiving placebo. The primary analysis showed that in patients meeting the study's eligibility criteria, i.e., those who form between approximately ten and approximately forty polyps per year, Aptosyn(TM) (exisulind) demonstrated a statistically significant reduction in new polyp formation when compared to placebo. Of the 34 patients meeting these eligibility criteria, the fifteen patients on Aptosyn(TM) (exisulind) showed a statistically significant reduction in new polyp formation of approximately 50% as compared with the nineteen patients on placebo. Supportive analysis showed that, if all 65 patients are included in a statistical analysis regardless of whether they meet the inclusion criteria of the study, the reduction in new polyp formation is substantial but, due to the variations introduced by exceeding the study's inclusion/exclusion criteria, does not achieve statistical significance. Further supportive analysis showed that, if all participating patients forming nine or more polyps per year are included in a statistical analysis regardless of whether they meet the inclusion criteria, the reduction in new polyp formation is approximately 35% in the drug treated group and that this result achieves statistical significance.

         48 patients from the Phase III study participated in a six-month extension study. The 25 former placebo patients who crossed over to Aptosyn(TM) (exisulind) experienced during the six-month extension study a 50% reduction in their polyp formation rate. The 23 patients who continued on Aptosyn(TM) (exisulind) experienced declines in their polyp formation rate to 58% below the already reduced rate they had demonstrated during the first year on drug. All of these results achieved statistical significance. All measurements in the Phase III trial and its extension covered the entire remaining colorectum, not just selected areas.

         CPI commenced its NDA filing for Aptosyn(TM) (exisulind) for FAP in 1998 with submission to the FDA of the chemistry section of the NDA in November of that year. In December of 1998, CPI submitted to the FDA the pharmacology/toxicology section of the NDA. In August of 1999, CPI submitted the third, or clinical, section of the NDA to formally complete the NDA submission. In October, CPI submitted additional data requested by the FDA with respect to continuing FAP trials. In January 2000, CPI announced that it had been informed by the FDA that review of the NDA to date had not identified any issues which would require input from the Oncologic Drugs Advisory Committee. During the first quarter of 2000, the Company has been interacting with the FDA in the agency's process of reviewing the NDA.

         In 1998, CPI commenced a safety study of Aptosyn(TM) (exisulind) in six pediatric FAP patients. Based upon observations during this study, the Company commenced a Phase II open label study in 20 pediatric patients in April of 1999.

         Patients with FAP are usually managed by gastroenterologists and colorectal surgeons. There are approximately 9,500 gastroenterologists and 1,000 colorectal surgeons in the U.S. CPI believes that a subset of these physicians may treat a significant portion of the FAP patients. If CPI is granted marketing approval for FAP, CPI intends to focus its marketing efforts on these physicians.

         Sporadic Adenomatous Colonic Polyps. Sporadic adenomatous colonic polyps are relatively common precancerous lesions occurring in the large intestine. These polyps are histologically, microscopically and genetically indistinguishable from the polyps of FAP. More than 30% of people in the U.S. over the age of 50 have sporadic adenomatous colonic polyps. Most of these people will develop only one or two polyps and once the polyps are removed will not require significant ongoing medical attention. There are, however, subgroups of people at higher than usual risk of developing colorectal cancer who should be monitored frequently. These patients include people with close relatives that have had colorectal cancer, people over age 60 and people with multiple polyps or polyps which are large or severely dysplastic or which recur frequently. CPI is targeting these patients for clinical studies and chemopreventive therapy.

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

         In September 1997, CPI completed a two-month Phase IB safety and pharmacokinetic study in 18 patients who had a history of either sporadic adenomatous colonic polyps or cervical dysplasia. CPI then initiated a one-year multi-center, pivotal Phase II/III study in the regression of sporadic colonic polyps. This study, initiated in December 1997, is a double-blind, placebo-controlled study to evaluate the safety and efficacy of different doses of Aptosyn(TM) (exisulind) for the treatment of existing sporadic adenomatous colonic polyps. This study closed enrollment with 282 patients by early May 1999. Participants are expected to complete the one year of treatment in May of 2000. CPI may need to conduct further concurrent studies of safety and pharmacokinetics. CPI may also need to conduct additional efficacy studies. CPI does not know at this time if or when it will be able to submit an NDA for this indication.

         The 9,500 gastroenterologists and 1,000 colorectal surgeons in the U.S. are primarily responsible for performing colonoscopies and managing treatment of individuals who have sporadic adenomatous colonic polyps. This target audience of physicians includes those who treat FAP and is a logical extension of CPI's planned marketing and sales efforts.

         Barrett's Esophagus. Barrett's Esophagus is a precancerous condition of the lower esophagus characterized by progressive and readily identifiable changes in the appearance of the lining of the esophagus or esophageal epithelium. Some patients experience reflux of stomach acid into the esophagus, exacerbating the condition. Patients with Barrett's Esophagus have 30 to 40 times greater risk of developing esophageal cancer than the average person. Treatment with anti-acid therapy or other anti-reflux measures is usually not effective. Approximately one percent of the U.S. population, or an estimated 2.0 million people, are being managed for Barrett's Esophagus.

         In December of 1998, CPI initiated a 12-month Phase II study in patients with Barrett's Esophagus to evaluate the safety and efficacy of Aptosyn(TM) (exisulind). CPI's proposed clinical endpoints are reduction in the area affected or in the degree of dysplasia found in the affected tissues. Enrollment in this approximately 20 patient study closed in the first quarter of 2000. Depending upon the data generated in this study, the Company may sponsor additional studies in this disease indication.

         Barrett's Esophagus is diagnosed by upper gastrointestinal endoscopy, a procedure usually performed by gastroenterologists. Treatment is usually managed by gastroenterologists or by thoracic surgeons. There are approximately 2,000 thoracic surgeons in the U.S. Because of the significant overlap between the physician groups who treat Barrett's Esophagus and those who treat FAP and sporadic adenomatous colonic polyps, CPI does not anticipate that any significant increase in the sales and marketing organization will be required to promote products for Barrett's Esophagus.

         Clinical testing of Aptosyn(TM) (exisulind) for Barrett's Esophagus is at a very early stage. No clinical data has been obtained for this indication. CPI does not know if or when it will be able to file an NDA for this indication.

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

         CPI plans to initiate, but has not scheduled, a Phase II study of Aptosyn(TM) (exisulind) patients with bronchial dysplasia. The proposed clinical endpoints would be reduction in the area affected or in the degree of dysplasia found in the affected tissues. Whether CPI will commence this study in 2000, or at all, will depend upon a variety of factors including developments in other Company programs and competing demands for limited resources.

         Pulmonary specialists and thoracic surgeons are primarily responsible for performing bronchoscopies and managing treatment of individuals who have bronchial dysplasia. There are approximately 8,400 of these physicians in the U.S. If CPI develops Aptosyn(TM) (exisulind) or CP 461 or any other product candidate to treat bronchial dysplasia, CPI anticipates marketing directly to these focused physicians groups.

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

         In September 1997, CPI completed a two-month Phase IB safety and pharmacokinetic study in 18 patients who had a history of sporadic adenomatous colonic polyps or cervical dysplasia. CPI is designing a six-month cervical dysplasia Phase II study to evaluate the safety and efficacy of different doses of Aptosyn(TM) (exisulind) reducing the size of the area affected by and degree of dysplasia. When, if and in which locations CPI will initiate this study will depend upon a variety of factors, including developments in other Company programs and competing demands for limited resources.

         Treatment of cervical dysplasia, especially those cases with severe dysplasia or recurrence, is usually performed by gynecologists, of whom there are approximately 36,000 in the U.S. If CPI determines to pursue this market, CPI anticipates seeking a marketing partner for sales to this large physician market.

CLINICAL DEVELOPMENT OF APTOSYN(TM) (EXISULIND) FOR CANCEROUS LESIONS.

         Laboratory studies have demonstrated that Aptosyn(TM) (exisulind) arrests or slows the progression of certain cancerous lesions. Based on the safety profile of Aptosyn(TM) (exisulind) and its novel mechanism of activity, CPI believes that Aptosyn(TM) (exisulind) may be clinically useful either as stand-alone therapy or in combination with radiation or conventional chemotherapy in the treatment of cancers and the prevention of recurrence.

         CPI believes that cancer cells that are resistant to radiation or conventional chemotherapy may be killed by Aptosyn(TM) (exisulind) due to its effect on an apoptotic mechanism that is different from that targeted by conventional therapies. Results of clinical trials of Aptosyn(TM) (exisulind) in the treatment of any precancer indication may not be predictive of the results that may be obtained from trials of Aptosyn(TM) (exisulind) for the treatment of cancer.

         Prostate Cancer. In in vitro and in vivo studies, CPI has observed that Aptosyn(TM) (exisulind) inhibits growth of prostate cancer cells, including one type of prostate cancer cell that is resistant to conventional chemotherapeutic drugs. In August 1998, CPI completed enrollment of 96 patients in a one-year Phase II/III clinical study for the prevention of prostate cancer recurrence. This study involved men who had had a prostatectomy and had rising PSA levels. This is often a sign of recurrent prostate cancer that is not detectable by current imaging or diagnostic methods. The endpoint of this study was the arrest or delay in the elevation of PSA. When this one-year study concluded in October of 1999, the primary analysis showed a statistically significant difference in mean change in PSA levels from baseline between drug and placebo groups: PSA levels continued to rise in the placebo group while in the drug-treated group PSA levels stabilized.

         Results obtained from a planned interim evaluation of the Phase II/III trial helped CPI design additional studies of exisulind in prostate cancer. Two new studies were commenced in June 1999. The first is a 12-month, open-label evaluation of exisulind in 15 post-prostatectomy patients who are receiving LHRH-agonist hormone therapy and whose PSA levels are rising. Investigators will determine the patients' PSA levels at monthly intervals and will check for disease progression or the appearance of metastatic lesions by various x-ray scans and other tests.

         The second new prostate cancer study is an open-label evaluation of the influence of Aptosyn(TM) (exisulind) on the rate of apoptosis and the expression of cyclic GMPP-PDE (cGMP-PDE) in premalignant and malignant prostate tissue compared to normal prostate tissue. This study is designed to enroll a total of 20 men who have histologically confirmed prostate cancer and are scheduled for a radical prostatectomy within two to eight weeks of diagnosis. Participants in the study will receive 500 mg of Aptosyn(TM) (exisulind) for periods of two, four, six or eight weeks prior to surgery, starting at diagnosis. Investigators will evaluate the resected prostate tissue for apoptosis rates in premalignant, malignant and normal cells, and will measure the amount and expression of cGMP-PDE.

         Although a rising level of PSA is not itself a disease condition, it is widely regarded in the medical community as a surrogate marker indicative of the presence of prostate cancer. To CPI's knowledge, no drug has yet been approved by the FDA for the treatment of prostate cancer solely on the basis of data with respect to PSA levels. Prevailing thought suggests that efficacy must be shown in some other biological or biochemical terms, in addition to effect upon PSA levels. The requirements of a development program which would, if successful, form the basis of the Company's filing an NDA for an indication dealing with prostate cancer have not been definitively established. CPI does not know at this time which specific clinical data, which additional clinical trials and how much time will be required before CPI will be in a position to file an NDA seeking regulatory approval for an indication involving prostate cancer.

         Prostate cancer is commonly diagnosed and treated by urologists, of whom there are approximately 10,000 in the U.S. Oncologists, of whom there are 5,500 in the U.S., manage the chemotherapeutic treatment of prostate cancer. If CPI develops and receives marketing approval for products to treat prostate, cancer, CPI anticipates marketing these products directly to urologists and oncologists.

         Breast Cancer. CPI has observed that Aptosyn(TM) (exisulind) and other CPI compounds show dose-related inhibitory effects in several in vitro breast cancer cell systems, in in vivo chemically-induced cancer models and in in vitro studies with primary breast cancer tissues removed from patients.

         In February 1998, CPI initiated an 18-month double-blind, placebo controlled Phase II/III study to evaluate the safety and efficacy of Aptosyn(TM) (exisulind) for the prevention of recurrence of breast cancer in women who have had breast cancer twice, have not responded to traditional recurrence prevention such as tamoxifen, and who are in second remission after having been treated with conventional chemotherapeutic agents. This study has been converted to an open label study with all patients receiving Aptosyn(TM) (exisulind). Enrollment in this study was closed at 35 patients. The Company is currently enrolling patients in a second breast cancer study which is designed to evaluate the rates of apoptosis during the very brief time period available prior to breast surgery. There can be no assurance that this brief time period will be adequate to permit an indication of the results of drug treatment.

          It is estimated that in 2000 there will be approximately 183,000 new cases of breast cancer in the U.S. Gynecologists usually diagnose breast cancer, while oncologists manage the chemotherapeutic treatment. If CPI develops and receives marketing approval for any products to treat breast cancer, CPI anticipates marketing these products to oncologists.

         Lung Cancer. Aptosyn(TM) (exisulind) has shown positive results in the prevention of chemically-induced lung cancer in rodents. CPI initiated a Phase I study of the safety and efficacy of Aptosyn(TM) (exisulind) patients with advanced lung cancer in December 1997. This exploratory study initially included six patients and concluded with 15 patients. The Company anticipates that its next study in lung cancer patients will be in combination with one of the approved chemotherapeutic agents.

         Lung cancer may be diagnosed by general practitioners or internists. Oncologists manage the chemotherapeutic treatment of lung cancer. If CPI develops and receives marketing approval for products to treat lung cancer, CPI anticipates marketing these products directly to oncologists.

CLINICAL DEVELOPMENT IN COMBINATION WITH CHEMOTHERAPEUTIC AGENTS

         In September 1999, the Company announced a collaboration with Rhone-Poulenc Rorer (which subsequently merged with Hoechst Marion Roussel to form Aventis Pharmaceuticals ("Aventis")) to conduct clinical trials investigating the therapeutic potential of Aptosyn(TM) (exisulind) in combination with Aventis' Taxotere(R) docetaxel. It is planned that the initial clinical trial will investigate the combination of Aptosyn(TM) (exisulind) and Taxotere(R) and carboplatin chemotherapy in previously untreated non-small cell lung cancer. Additional trials are intended to investigate Aptosyn(TM) (exisulind) and Taxotere(R) combinations in breast, prostate and pancreatic cancers as well as previously treated non-small cell lung cancer. Each company will retain all marketing rights to its respective product.

         In February 2000, the Company announced two more collaborations for combination therapy. CPI and Roche Laboratories Inc. will conduct clinical trials investigating the therapeutic potential of Aptosyn(TM) (exisulind) in combination with Roche's Xeloda(R) (capecitabine) in breast and colorectal cancers. CPI and Eli Lilly and Company ("Lilly") will conduct clinical trials investigating the potential of Aptosyn(TM) (exisulind) in combination with Lilly's Gemzar(R) (gemcitabine HCI) in lung bladder and pancreatic cancer.

         In each of the three collaborations, the companies will jointly design the clinical trials and share the data. CPI will provide monitoring and administrative support, while clinical costs will be the responsibility of CPI's partners. Product rights will be retained by each party for its respective product.

         CPI is not in a position to know at this time if or when an NDA for Aptosyn(TM) (exisulind) will be filed for any cancer indication (whether alone or in combination with a cancer chemotherapeutic compound of another pharmaceutical company), or which additional clinical trials may be required for the submission of an NDA for a particular cancer indication, or, if an NDA is filed, as to if or when the FDA will find that Aptosyn(TM) (exisulind), on the basis of any or all of the studies which have been conducted or may hereafter be conducted, is sufficiently safe and effective to warrant marketing approval by the FDA for any such indication.

CP 461 DEVELOPMENT PROGRAM

         Clinical Development of CP 461 for Cancer Treatment. Preclinical toxicology and efficacy studies demonstrated that CP 461 has a potent anti-cancer activity against a broad range of human cancer cell lines. The preclinical studies also demonstrated that CP 461 selectively induces apoptosis in abnormal cells and inhibits the formation of precancerous lesions without affecting normal healthy cells.

         CPI filed an IND for CP 461 in December 1998. A Phase IA single dose safety and pharmacokinetic study in normal volunteers was completed in July 1999 and demonstrated good tolerability in all subjects following oral administration. Plasma levels of CP 461 exceeded those predicted to be necessary to achieve anti-cancer effects, based on preclinical studies. No clinically significant drug-related side-effects were observed at any dose.

         A Phase IB multiple dose safety, pharmacokinetic and preliminary efficacy study in late stage cancer patients began in September 1999 and is expected to conclude in the third quarter of 2000.

         If preliminary indications of efficacy warrant, CPI plans to start, or convert to, one or more Phase II studies in one or more cancers in the fourth quarter of 2000. The cancer indication or indication(s) may be selected from among lung, prostate, breast, colon and other cancers based upon experience with the Phase IB trial and the Company's evaluation of the likelihood of success of its SAANDs-based approach at that time. The commencement of Phase II studies will depend upon a variety of factors including the outcome of the Phase IB study, developments in other Company programs, developments in the field of cancer therapy generally, and competing demands for limited resources.

         In conjunction with the foregoing section "Products in Development," please read in the "Risk Factors" section the portions captioned "Early Stage of Development; Absence of Developed Products; Uncertainty of Clinical Trials," "Technological Uncertainty; Regulatory Uncertainty," and "Extensive Government Regulation; No Assurance of Necessary FDA and Other Regulatory Approvals, Product Development; Safety and Efficacy."


NATIONAL CANCER INSTITUTE AND OTHER THIRD-PARTY ARRANGEMENTS

         CPI and the National Cancer Institute ("NCI") entered into a clinical trials agreement in 1994. In this agreement, the NCI agreed to sponsor human clinical trials (including but not limited to safety and efficacy testing) of Aptosyn(TM) (exisulind) in at least two precancer indications. The first indication is colonic adenomas, including FAP. The NCI sponsored the first six-month portion of the Phase I/II clinical study for FAP that commenced in August 1995. Under the Agreement, NCI has the right to conduct as many additional clinical trials as it would like and CPI is obligated to provide Aptosyn(TM) (exisulind) for such studies. Although the clinical trials agreement expired on July 1, 1999, renewal of the agreement is being negotiated. The agreement with the NCI contains no provisions for royalties or restrictions on CPI's ability to commercialize Aptosyn(TM) (exisulind).

         In June 1991, CPI entered into a research and license agreement with the University of Arizona (the "University"). Under the agreement, CPI has agreed to attempt to commercialize at least one product while the University has agreed to conduct a research program in support of CPI's efforts. The agreement, as amended, provides for CPI to establish a budget for the research program with the University on an annual basis and for CPI to be licensed under all patents based on inventions developed by the University's employees in conjunction with CPI. CPI has agreed to pay to the University a royalty based on sales of products, if any, based on each such patent; this would apply to Aptosyn(TM) (exisulind) in the event it is approved for sale by the FDA. The agreement expires on June 26, 2000 unless extended by both parties, and is subject to termination by CPI upon thirty days' notice.

         CPI also contracts with university-based researchers and commercial vendors throughout the U.S., Europe and other areas who furnish cell biology studies, in vivo pharmacological studies, in vivo drug candidate screening, animal toxicological studies, scale-up and synthesis of promising new compounds, manufacture of clinical and commercial supplies, conduct of clinical studies, laboratory analysis and/or other goods and services incident to the development of the Company's business.

SCIENTIFIC ADVISORY BOARD

         CPI is assisted in its research and development activities by its Scientific Advisory Board ("SAB") composed of physicians and scientists who review CPI's research and development, participate in the design of clinical trials, discuss technological advances relevant to CPI and its business and otherwise assist CPI. The members of the SAB are appointed by CPI's management. The SAB meets periodically. Certain members meet in smaller groups or with CPI individually as needed. Dr. Rifat Pamukcu, CPI's Chief Scientific Officer and Senior Vice President, Research and Development, served as co-chair of CPI's SAB prior to joining CPI in 1993, and continues to participate in all SAB meetings. Dr. W. Joseph Thompson, Ph.D., CPI's Vice President, Research, serves as Co-Chair for SAB meetings. SAB members are compensated in cash and stock options for their services to CPI. CPI also reimburses each member for expenses incurred when traveling to and attending meetings. All SAB members have commitments or consulting contracts with other organizations and companies, some of which are competitors or potential competitors of CPI, that may limit their availability to CPI. None of these individuals is expected to devote more than a small portion of his time to CPI. The members of the SAB are listed below by area of specialization.

                            SCIENTIFIC ADVISORY BOARD

NAME                                                          PROFESSIONAL AFFILIATION
----                                                          ------------------------
CELLULAR & ANIMAL RESEARCH

Dennis Ahnen, M.D........................   Professor of Medicine, University of Colorado School of Medicine; Director of Cancer
                                            Prevention and Control, University of Colorado Cancer Center

David M. Livingston, M.D.................   Emil Frei Professor of Medicine, Harvard Medical School; Chief of the Division of
                                            Neoplastic Disease Mechanisms and Chairman of the Executive Committee for Research,
                                            Dana-Farber Cancer Institute

Alan C. Sartorelli, Ph...................   Alfred Gilman Professor of Pharmacology and Epidemiology, Yale University School of
                                            Medicine; Director of Yale Comprehensive Cancer Center

I. Bernard Weinstein, M.D................   Frode Jensen Professor of Medicine, Professor of Genetics and Development and Public
                                            Health, Columbia University; Director Emeritus, Herbert Irving Comprehensive Cancer
                                            Center, Columbia University

Sharron H. Francis, Ph.D.................   Professor, Department Molecular Physiology and Biophysics, Vanderbilt University
                                            School of Medicine

                            SCIENTIFIC ADVISORY BOARD
                                   (CONTINUED)

NAME                                                          PROFESSIONAL AFFILIATION
----                                                          ------------------------
CLINICAL & DRUG DEVELOPMENT

David S. Alberts, M.D....................   Associate Dean of Research, Director of Cancer Prevention and Control Program, and
                                            Professor of Medicine and Pharmacology, Arizona Cancer Center, University of Arizona

Randall W. Burt, M.D. (Chairman).........   Professor of Internal Medicine and Chief of Gastroenterology, University of Utah
                                            School of Medicine; formerly Chief of Medical Services, Veterans Administration
                                            Medical Center, Salt Lake City, Utah

Daniel D. Von Hoff, M.D..................   Director Arizona Cancer Center, Professor of Medicine, The Arizona Health Sciences
                                            Center, Tucson, Co-Director of Research, U.S. Oncology, Inc.



Louis M. Weiner, M.D.....................   Chairman of the Department of Medical Oncology, Division of Medical Science at Fox
                                            Chase Cancer Center; Professor in the Department of Medicine, Temple University School
                                            of Medicine
INDUSTRY RESEARCH & DEVELOPMENT

Ira Ringler, Ph.D........................   Pharmaceutical industry consultant; formerly President of Takeda-Abbott
                                            Pharmaceuticals, and Vice President, Pharmaceutical Research and Development, Abbott
                                            Laboratories


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

         As of February 2000, CPI held title or exclusive licenses to five issued U.S. patents and three other pending U.S. patent applications relating to the therapeutic uses of Aptosyn(TM) (exisulind) in the treatment of neoplasia, precancerous lesions and/or other indications. A composition of matter patent is not available to CPI (or anyone else) because the sulfone derivative of sulindac, now named exisulind, was described in the scientific and patent literature over 20 years ago. Thus, CPI's current patent rights relating to Aptosyn(TM) (exisulind) are limited to a series of patents and patent applications pertaining to various specific uses of Aptosyn(TM) (exisulind). CPI has also been issued or holds exclusive licenses to 14 foreign patents (including patents in various European countries, Australia, Canada, Korea and Japan) and one pending international application relating to the use of Aptosyn(TM) (exisulind) in pharmaceutical compositions for the treatment of neoplasia, precancerous lesions and/or other indications. In Europe, CPI's patent rights relating to Aptosyn(TM) (exisulind) are directed to the use Aptosyn(TM) (exisulind) in the manufacture of pharmaceutical compositions for the treatment of precancerous lesions. CPI also holds title or exclusive licenses to six pending U.S. and five pending international patent applications relating to uses of exisulind in combination with certain existing conventional chemotherpeutics.

         CPI also holds title or exclusive licenses to one issued U.S. patent, one allowed U.S. application and one pending international patent application relating to CP 461, its composition of matter and various of its therapeutic uses.

         In addition, CPI holds title or exclusive licenses to fourteen U.S. patents, seven U.S. patent applications which have been allowed, 48 other pending U.S. pending patent applications, and seven pending foreign applications on other compounds, or therapeutic methods involving such compounds, for the treatment of colonic polyps, precancerous lesions and/or neoplasia. CPI has also filed nine U.S. and 33 foreign patent applications, and owns one issued U.S. patent, on methods for screening compounds for their usefulness in selectively inducing apoptosis. CPI has also filed two U.S. applications and an international application relating to diagnostic methodologies. CPI has also filed four U.S. patent applications relating to certain business methods and packaged pharmaceuticals with descriptive material describing and relating to CPI's mechanisms of action.

          CPI intends to file additional applications, as appropriate, for patents on new compounds, products, or processes discovered or developed through application of CPI's technology.

         Research is an on-going process. Whether a new development or discovery could be successfully patented is a very complicated question and depends on the facts as they develop over time. Thus, beyond the patents granted to date, CPI cannot provide assurance that its continuing research activities will discover or develop patentable products or processes, or that patents will issue from any of the currently pending patent applications, or that claims granted on issued patents will be sufficient in their validity, breadth and enforceability to protect CPI's technology or competitive commercial advantage. Potential competitors or other researchers in the field may have filed patent applications, been issued patents, published articles or otherwise created prior art that could restrict or block CPI's efforts to obtain additional patents. Similarly, CPI cannot predict whether CPI's issued patents or pending patent applications, if issued, will be challenged, invalidated, circumvented or breached by others, or whether judicial protection and enforcement will be available to CPI to counteract such actions by others, or whether the rights granted thereunder will provide proprietary protection or competitive advantages to CPI. CPI's patent rights also depend in part on its compliance with technology and patent licenses upon which its patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that are not or were not employed by CPI.

         Competitors may manufacture and sell CPI's potential products in those countries where CPI has not filed for patent protection or where patent protection may be unavailable, not obtainable or ultimately not enforceable. The ability of such competitors to do this is usually governed by the patent laws of the countries in which the product is sold. If clinical uses of exisulind are discovered beyond those set forth in CPI's patent claims, CPI may not be able to enforce its patent rights against companies marketing exisulind for such other clinical uses.

         The success of CPI also will depend, in part, on CPI's not infringing patents issued to others. Pharmaceutical companies, biotechnology companies, universities, research institutions and others may have filed patent applications or have received, or may obtain, issued patents in the U.S. or elsewhere relating to aspects of CPI's technology. It is uncertain whether the issuance of any third-party patents will require CPI to alter its products or processes, obtain licenses or cease certain activities. Some third-party applications or patents may conflict with CPI's issued patents or pending applications. Such conflict could result in a significant reduction of the coverage of CPI's issued or licensed patents. In addition, if patents are issued to other companies which contain blocking, dominating or conflicting claims and such claims are ultimately determined to be valid, CPI may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, CPI might not be able to obtain any such licenses on commercially favorable terms, if at all; and if these licenses are not obtained, CPI might be prevented from pursuing the development of certain of its potential products. CPI's failure to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on CPI's business, financial condition and results of operations.

         Litigation may be necessary to enforce any patents issued or licensed to CPI. Litigation may be necessary to determine the scope and validity of the proprietary rights of others. Litigation could result in substantial costs to CPI.

          Under the abbreviated new drug application ("ANDA") provisions of U.S. law, after four years from the date marketing approval is granted to CPI by the FDA for a patented drug, a generic drug company may submit an ANDA to the FDA to obtain approval to market in the U.S. a generic version of the drug patented by CPI. If approval is given to the generic drug company, CPI would be required to promptly initiate patent litigation to prevent the marketing of such a generic version prior to the normal expiration of the patent. CPI cannot provide assurance that CPI's issued or licensed patents would be held valid by a court of competent jurisdiction. In addition, if competitors of CPI file patent applications in the U.S. that claim technology also claimed by CPI, CPI may have to participate in interference proceedings to determine priority of invention. These proceedings, if initiated by the U.S. Patent and Trademark Office, could result in substantial cost to CPI, even if the eventual outcome is favorable to CPI. An adverse outcome with respect to a third-party claim or in an interference proceeding could subject CPI to significant liabilities, require disputed rights to be licensed from third parties, or require CPI to cease using such technology, any of which could have a material adverse effect on CPI's business, financial condition and results of operations.

         CPI also relies on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable or where patents have not been issued. CPI attempts to protect its proprietary technology and processes, in part, by confidentiality agreements and assignment of invention agreements with its employees and confidentiality agreements with its consultants and certain contractors. CPI cannot provide assurance that these agreements will not be breached, that CPI would have adequate remedies for any breach, or that CPI's trade secrets will not otherwise become known or be independently discovered by competitors. Such trade secrets or other intellectual property of CPI, should they become known to its competitors, could result in a material adverse effect on CPI's business, financial condition and results of operations. To the extent that CPI or its consultants or research collaborators use intellectual property owned by others in their work for CPI, disputes may also arise as to the rights to related or resulting know-how and inventions.

         Aptosyn(TM) (exisulind) is CPI's proposed trademark for exisulind. CPI has filed an intent to use trademark application for the mark with the U.S. Patent and Trademark Office, and plans to perfect foreign trademark rights in the mark. While CPI has searched for confusingly similar marks and believes that Aptosyn(TM) (exisulind) is available for use on its product under prevailing standards of trademark law, there can be no guarantee that that mark will not be challenged by others, or that others have not perfected or attempted to perfect rights in a confusingly similar mark. In the event of a successful challenge to CPI's adoption and use of Aptosyn(TM) (exisulind), CPI could be forced to change its proposed mark in one or more countries in the world.

COMPETITION

         The industry in which CPI competes is very competitive. It is characterized by extensive research and development efforts and rapid technological progress. New developments occur and are expected to continue to occur at a rapid pace. Discoveries or commercial developments by CPI's competitors may render some or all of CPI's potential products obsolete, subject to competition or non-competitive. This would have a material adverse effect on CPI's business, financial condition and results of operations. CPI's competitive position also depends on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources.

         CPI faces competition in its specific areas of focus. In the fields of cancer therapy and the prevention of precancerous and cancerous lesions, other products and procedures are in use or in development that may compete directly with the products that CPI is seeking to develop and market for cancer treatment or cancer prevention. Surgery, radiation, chemotherapeutic agents and compounds that interfere with hormone activities have been in use for years in the treatment of cancer. Tamoxifen has been granted limited approval for use in the prevention of breast cancer. The arthritis drug Celebrex has been granted approval for the regression of polyps in FAP patients. CPI is aware of clinical trials in which a number of pharmaceutical and nutritional agents are being examined for their potential usefulness in the treatment of precancerous lesions and cancer. These include studies of additional chemotherapeutic agents, monocloncal antibodies, hormone blockers, cyclooxegenase inhibitors, thalidomide and other anti-angeogenesis agents in the treatment of cancer; studies of NSAID-like compounds, cyclooxygenase inhibitors, difluoromethylornithine ("DFMO") and natural nutrients in the treatment of FAP and sporadic colonic polyps; studies of retinoids and DFMO in the treatment of cervical dysplasia; and studies of tamoxifen for the prevention of breast cancer. Additional compounds being tested in various epithelial lesions include compounds related to aspirin, various vitamins and nutritional supplements, oltipraz, N-acetyl cysteine and compounds that interfere with hormone activities. The studies are being conducted by pharmaceutical and biotechnology companies, major academic institutions and government agencies. There are other agents, including certain prescription drugs, that have been observed to have an effect in the general area of cGMP PDE; although CPI is not aware that any third party has demonstrated the preclinical utility of these compounds in the treatment of precancerous or cancerous lesions, there can be no assurance that such existing or new agents will not ultimately be found to be useful, and therefore competitive with any future products of CPI.

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

         CPI will face competition based on a number of factors: product efficacy and safety; the timing and scope of regulatory approvals; availability of supply; marketing and sales capability; reimbursement coverage; price; and patent position. CPI's competitors may develop safer and more effective products. CPI's competitors may obtain patent protection or intellectual property rights that limit CPI's ability to commercialize products. CPI's competitors may develop or commercialize products earlier than CPI. CPI's issued patents or pending patent applications, if issued, may be challenged, invalidated or circumvented and the rights granted thereunder may not provide proprietary protection or competitive advantage to CPI.

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

         Satisfaction of such regulatory requirements, which includes demonstrating to the satisfaction of the FDA that the relevant product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product. It also requires the expenditure of substantial resources. Preclinical studies must be conducted in conformance with the FDA's Good Laboratory Practice ("GLP") regulations. CPI's compounds require extensive clinical trials and FDA review as new drugs. Clinical trials are vigorously regulated and must meet requirements for FDA review and oversight and requirements under Good Clinical Practice ("GCP") guidelines. CPI may encounter problems in clinical trials which would cause CPI or the FDA to delay or suspend clinical trials. Any such delay or suspension could have a material adverse effect on CPI's business, financial condition and results of operations. The steps required before a drug may be marketed in the U.S. include: (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an application for an IND exemption, which must become effective before human clinical trials may commence; (iii) human clinical trials to establish the safety and efficacy of the drug; (iv) submission of a detailed NDA to the FDA; and (v) FDA approval of the NDA. In addition to obtaining FDA approval for each product, each domestic establishment where the drug is to be manufactured must be registered with the FDA. Domestic manufacturing establishments must comply with the FDA's Good Manufacturing Practice ("GMP") regulations and are subject to periodic inspections by the FDA. Foreign manufacturing establishments manufacturing drugs intended for sale in the U.S. also must comply with GMP regulations and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the metabolic and pharmacologic activity and potential safety and efficacy of the product. Preclinical tests must be conducted by laboratories that comply with FDA regulations regarding GLP. The results of preclinical tests are submitted to the FDA as part of an IND, which must become effective before the sponsor may conduct clinical trials in human subjects. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in FDA authorization of the commencement of clinical trials. A separate IND application may be required by the FDA, in its sole discretion, as to each indication. The FDA has determined that all cancer prevention and therapeutic indications for which Aptosyn(TM) (exisulind) is or will be tested are to be submitted under its current IND application filed in December 1993. Clinical trials of CP 461 are proceeding under an IND filed in December 1998.

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

         There are many uncertainties in the overall clinical trial process. Phase I, Phase II and/or Phase III testing may not be completed successfully within any specified time period, if at all. Designation of a trial by phase may be changed by the Company or by the FDA. The FDA may increase, decrease or re-characterize the number and phases of trials required for approval. The FDA may suspend clinical trials at any time if it decides that patients are being exposed to a significant health risk.

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

         As discussed above, CPI submitted an NDA for Aptosyn(TM) (exisulind) for the indication of FAP in August 1999. CPI cannot predict when, if ever, it will submit another NDA for Aptosyn(TM) (exisulind), for CP 461 or for another of its compounds currently under development. See the discussion of Aptosyn(TM) (exisulind) and CP 461 above under "Products in Development."

          No new drug may be marketed in the U.S. until it has been approved by the FDA. CPI may encounter delays or rejections in the approval process. The FDA may make policy changes during the period of product development or the period of FDA regulatory review of an NDA. A delay in obtaining, or failure to obtain, approval would have a material adverse effect on CPI's business, financial condition and results of operations. Even if regulatory approval were obtained, it would be limited as to the indicated uses for which the product may be promoted or marketed.

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

         CPI's current clinical trial strategy for the development of drugs for the prevention of precancerous lesions assumes that, for precancer trials, the FDA will accept reduction in the formation of precancerous lesions as an endpoint. To date, the FDA has not approved any compounds which are solely chemoprevention compounds, and there can be no assurance that the FDA will approve such compounds in the future. Should the FDA require CPI to demonstrate the efficacy of Aptosyn(TM) (exisulind) in the reduction of certain cancers or in overall mortality rates resulting from certain cancers, CPI's clinical trial strategy would be materially and adversely affected. Significant additional time and funding would be required to demonstrate such efficacy. For these and other reasons, CPI may not be able to successfully develop a safe and efficacious chemoprevention product. If CPI does succeed in obtaining approval for a cancer chemopreventive product, the product may not be commercially viable or accepted in the market place.

         In 1988 and again in 1992, the FDA issued regulations intended to expedite the development, evaluation and marketing of new therapeutic products to treat life-threatening and severely debilitating illnesses for which no satisfactory alternative therapies exist. One program under these regulations provides for early consultation between the sponsor and the FDA in the design of both preclinical studies and clinical trials. Another program provides for accelerated approval based on a surrogate endpoint. This does not mean that any future products CPI may develop will be eligible for evaluation by the FDA under these regulations. Nor does this mean that Aptosyn(TM) (exisulind) or any future products CPI may develop, if eligible for these programs, will be approved for marketing sooner than would be traditionally expected. Regulatory approval granted under these regulations may be restricted by the FDA as necessary to ensure the safe use of the drug. In addition, post-marketing clinical studies may be required. If Aptosyn(TM) (exisulind) or any future products of CPI do not perform satisfactorily in such post-marketing clinical studies, they would likely be required to be withdrawn from the market.

         CPI has obtained "Orphan Drug" status for Aptosyn(TM) (exisulind) for the treatment of FAP. "Orphan Drug" status may provide an applicant with exclusive marketing rights in the U.S. for a designated indication for seven years following marketing approval. In order to obtain such benefits, however, the applicant must be the sponsor of the first NDA approved for that drug and indication. Moreover, amendment of the Orphan Drug Act by the U.S. Congress and reinterpretation by the FDA are frequently discussed. Therefore, the precise scope of protection that may be afforded by Orphan Drug status in the future is uncertain. The current level of exclusivity may not remain in effect.

         CPI has been granted "Fast Track" designation by the FDA for Aptosyn(TM) (exisulind) for the reduction in development of new polyps in patients with FAP. The Fast Track Program is a new mechanism, introduced in the FDA Modernization Act of 1997, for facilitating the development and expediting the approval of drugs that demonstrate the potential to address unmet medical needs for serious and life-threatening conditions. This mechanism builds upon existing FDA programs for accelerated approval of such drugs.

         Among other things, the Fast Track provisions provide for rolling review of the NDA (marketing application) for the Fast Track drug, so that portions of the application can be submitted and reviewed by FDA before the complete application is submitted. This can help to accelerate FDA review. Under Fast Track designation, CPI submitted to the FDA the chemistry section of its NDA with respect to Aptosyn(TM) (exisulind) for FAP in November 1998, and the pharmacology/toxicology section in December 1998. The clinical portion was submitted in August 1999 and was supplemented in October 1999. See the discussion of the Phase III trial above under "Products in Development." The FDA may not approve the NDA for Aptosyn(TM) (exisulind) any sooner than would be traditionally expected, or may not approve the NDA at all. Or, the FDA might require post-marketing studies. If post-marketing studies were required as a condition of approval of Aptosyn(TM) (exisulind) and such studies thereafter showed that Aptosyn(TM) (exisulind) is not safe or effective or failed to demonstrate any clinical benefit, it is likely that Aptosyn(TM) (exisulind) would be required to be withdrawn from the market for such indication.

         In most cases, pharmaceutical companies rely on patents to provide market exclusivity for the periods covered by the patents. See "Patents, Trademarks and Proprietary Technology" above. In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act") permits an extension of patents in certain cases to compensate for patent time expended during clinical development and FDA review of a drug. In addition, the Hatch-Waxman Act establishes a period of market exclusivity, independent of any patents, during which the FDA may not accept or approve abbreviated applications for generic versions of the drug from other sponsors, although the FDA may accept and approve subsequent long-form applications for the drug. The applicable period of market exclusivity for a drug containing an active ingredient not previously approved is five years. There is no assurance that all or any of CPI's products, if approved, will receive market exclusivity under the Hatch-Waxman Act. Failure to receive such exclusivity could have an adverse effect on CPI's business, financial condition and results of operations at that time.

         Among the requirements for product approval is the requirement that prospective manufacturers conform to the GMP standards, which also must be observed at all times following approval. Accordingly, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure compliance with GMP standards. Failure to so comply subjects the manufacturer to possible FDA action, such as the suspension of manufacturing or seizure of the product. The FDA may also request a voluntary recall of a product.

         Health care reform legislation, if enacted, could result in significant change in the financing and regulation of the health care business. Also, legislation affecting coverage and reimbursement under Medicare, Medicaid and other government medical assistance programs has been enacted and modified from time to time. The future course of legislation is unpredictable. Changes adversely affecting drug pricing, drug reimbursement and prescription benefits, among other changes, could have a materially adverse effect on CPI's business, financial condition and results of operations at that time.

MANUFACTURING

         CPI has no facilities for the manufacture, formulation or finishing of products for clinical or commercial use. CPI relies on third parties to produce its compounds for research, clinical and commercial purposes (both bulk drug and final pharmaceutical forms). CPI will need to develop its own facilities or continue to contract with third parties for the production of products, if any, that it may develop for its own account or in connection with collaborative arrangements in which it has retained manufacturing rights. See under "Risk Factors" the section captioned "Lack of Manufacturing Experience; Reliance on Contract Manufacturers and Suppliers."

MARKETING AND SALES

         CPI has to date retained all rights to Aptosyn(TM) (exisulind) and its other compounds and is establishing its own sales, marketing and distribution organization through a combination of internal resources and contracted third-party providers. CPI plans to promote Aptosyn(TM) (exisulind), if approved for sale for these conditions, primarily to the gastroenterologists and other physicians who manage patients with FAP, sporadic adenomatous colonic polyps and Barrett's Esophagus. These initial markets are treated by approximately 10,500 physicians, a relatively small target audience.

         If CPI receives additional FDA approvals for Aptosyn(TM) (exisulind), CPI may expand its sale and marketing team to reach other targeted groups of physicians. Target groups would include the approximately 10,000 urologists who manage most prostate cancer patients, the approximately 8,400 pulmonary specialists and thoracic surgeons who are primarily responsible for performing bronchoscopies and managing treatment of individuals with bronchial dysplasia and the approximately 5,500 oncologists who manage cancer therapy patients. CPI will also consider alternative forms of distribution with or without marketing partners.

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

         CPI anticipates marketing its products in Europe by entering into strategic alliance agreements with established sales organizations located in such markets. In Japan and other Pacific Rim countries, CPI is seeking marketing partners to assist in local clinical trials, regulatory filings and marketing, sales and distribution. While seeking international collaborations, CPI will continue to pursue the clinical development and the regulatory approval of Aptosyn(TM) (exisulind) in major international markets. See under "Risk Factors" the section captioned "Absence of Sales and Marketing Experience; Dependence on Third Parties".

EMPLOYEES

         As of January 31,  2000, CPI employed  63 persons full-time.


EXECUTIVE OFFICERS AND KEY EMPLOYEES

ROBERT J. TOWARNICKI, 48, has served as Chief Executive Officer and a Director of CPI since October 1996 and President of CPI since January 1998. Prior to joining CPI, from 1992 to 1996, he served as President, Chief Operating Officer, a director and most recently as Executive Vice President of Integra LifeSciences Corporation, which is the publicly-held parent firm for a group of biotechnology and medical device companies; including Collatech, Inc., ABS LifeSciences Inc., Telios Pharmaceuticals, Inc. and Vitaphore Corporation. In addition, from 1991 to 1992, he served as Founder, President and Chief Executive Officer of MediRel, Inc. From 1989 to 1991, he was General Manager of Focus/MRL, Inc.; from 1985 to 1989, he was Vice President of Development and Operations for Collagen Corporation and from 1974 to 1985, he held a variety of operations management positions at Pfizer, Inc. and Merck & Co., Inc. Mr. Towarnicki was a Ph.D. candidate in Pharmaceutical Chemistry at Temple University School of Pharmacy and received his M.S. and B.S. degrees from Villanova University.

RIFAT PAMUKCU, M.D., 42, is CPI's Chief Scientific Officer and Senior Vice President Research and Development. Dr. Pamukcu is a co-founder of CPI. Prior to joining CPI full time in 1993, from 1989 to March 1993, he was Assistant Professor of Medicine at the University of Cincinnati and co-chair of CPI's SAB. He continued as an Adjunct Assistant Professor of Medicine at the University of Cincinnati from 1993 to 1995. He was a postdoctoral fellow from 1986 to 1989 in the Division of Gastroenterology at the University of Chicago. Dr. Pamukcu received a B.A. in Biology from Johns Hopkins University in 1979 and an M.D. degree from the University of Wisconsin School of Medicine in 1983.

RICHARD H. TROY, 62, has served as Senior Vice President, Corporate Development of CPI since November 1997, Vice President , Finance, Law and Administration from January 1993 until November 1997, and General Counsel, Secretary and a Director since December 1992. He has been an advisor to CPI since its inception, and he is a Director and President of FGN, Inc., the predecessor partnership's first general partner and a principal stockholder of CPI. Prior to joining CPI, from 1990 to 1992, he served as Vice President and Associate General Counsel of UST, Inc. Prior to that, from 1973 to 1990, he worked at Combustion Engineering, Inc., most recently as Vice President and Deputy General Counsel, and from 1964 to 1973, he practiced law with the firm of Shearman & Sterling in New York City. Mr. Troy received a B.A. in Philosophy from Georgetown University in 1959, studied at the Ludwig-Maximilians-Universitat in Munich in 1959-60, and received a LL.B. degree from Harvard Law School in 1963.

BRIAN J. HAYDEN, 48, has served as Vice President, Finance and Chief Financial Officer of CPI since November 1997 and as Treasurer since June 1998. Prior to joining CPI, during 1996 and 1997, he served as Vice President of Finance and Administration for NeoStrata, Inc., a dermatology company, and Vice President and Chief Financial Officer of Micrus Corporation, a medical device company. From 1992 to 1996, he served as Vice President, Finance, Chief Financial Officer and Treasurer of Biomatrix, Inc., a public medical device company. From 1988 to 1992, he served as Vice President, Chief Financial Officer, Treasurer and Secretary of Alteon Inc., a public biopharmaceutical company. Mr. Hayden served as Vice President, Finance and Administration for Healthways Systems, Inc., a managed care organization, from 1985 to 1988. From 1976 to 1985, he served in various auditing, financial analysis and senior financial management positions with Hoffmann-La Roche, Inc. He served as a Senior Auditor from 1973 to 1976 with Coopers and Lybrand LLP. Mr. Hayden received a B.B.A. in Accounting from Loyola University of Chicago and completed graduate courses at Seton Hall University.

LLOYD G. GLENN, 44, has served as Vice President, Marketing of CPI since June 1998 and as Vice President, Sales and Marketing since January 2000. Prior to joining CPI, from 1995 to 1998, he served as Vice President of Marketing for Athena Neurosciences, Inc., the Neurological Division of Elan. From 1983 to 1994, he served in a series of sales management positions, ultimately serving as Senior Product Manager for the Pharmaceutical Division of Allergan, Inc. His additional past experience includes positions at Block Drug, from 1982 to 1983, and Airwork, a subsidiary of Purex, Inc. from 1981 to 1982. Mr. Glenn received his B.S. degree in marketing from Brigham Young University.

HECTOR ALILA, D.V.M., Ph.D., 47, has served as Vice President of Product Development of CPI since February 1998. Prior to joining the Company, he was Director of Pharmacology/Biology at GeneMedicine, Inc. from 1994 to 1998. He also headed their Toxicology/Pharmacokinetic Studies and Growth Factors Program. He was Project Leader and Senior Investigator at SmithKline Beecham from 1988 to 1994 and was Senior Research Associate in the Department of Physiology at Cornell University from 1986 to 1988. Dr. Alila was Lecturer/Senior Research Scientist at the University of Nairobi and Kenya Medical Research Institute from 1984 to 1986. Dr. Alila received his Bachelor of Veterinary Medicine from the University of Nairobi in 1978. He received his Ph.D. in Physiology/Endocrinology from Cornell University in 1984.

KERSTIN B. MENANDER, M.D., PH.D., 62, has served as Vice President, Medical and Regulatory Affairs of CPI since January 1997. Prior to joining CPI, from 1989 to 1997 she was President of US 3D Development, Inc. From 1992 to 1994 she was also a corporate officer and Vice President, Medical Affairs of Curative Technologies, Inc. Between 1986 and 1989 she served as Vice President, Medical and Regulatory Affairs and a corporate officer of Collagen Corporation. From 1973 to 1986 she held a variety of clinical and regulatory positions at companies such as Syntex Corporation and Abbott Laboratories. Dr. Menander received her M.D. and Ph.D. from the University of Lund, Sweden, where she also did research and taught as Associate Professor of Histology of the Medical Faculty.

JOSEPH D. PURVIS, M.D., 54, has served as Vice President, Clinical Research, Oncology since August 1999. Prior to joining the Company, he was employed by Sanofi Research Division from 1994 to 1999, initially joining that company as a Director, Clinical Research, oncology. Between 1986 and 1994 he worked for Burroughs Wellcome Co. ultimately serving as Associate Director, Cancer Therapy. From 1986 to 1994 he held an appointment as Clinical Assistant Professor, Medical Oncology at the University of North Carolina Chapel Hill. Prior to joining the industry he was a Staff Physician, Hematology and Medical Oncology at the Cleveland Clinic Foundation. He received his M.D. degree from Jefferson Medical College, Philadelphia and was a fellow in medical oncology at the Mayo Clinic from 1979 to 1981.

ROBERT W. STEVENSON, J.D., 45, has served as Vice President, Intellectual Property of CPI since November 1997. Prior to joining the Company, he was an attorney at Brinks Hofer Gilson & Lione, where he served as a partner from 1992 to 1997 and as counsel from 1988 until 1992. He served as CPI's outside patent counsel since its inception. In addition, he was an Adjunct Professor of Patent Law at DePaul University from 1992 to 1996. Before joining Brinks Hofer Gilson & Lione, he was a senior attorney at Abbott Laboratories, where he handled a variety of patent matters involving pharmaceuticals and biotechnology. Mr. Stevenson received his B.S.E. from Penn State University in 1977, his M.S.E. from the University of Michigan in 1979, and his J.D. from Wayne State University in 1982.

W. JOSEPH THOMPSON, PH.D., 56, has served as Vice President, Research of CPI since June 1998. He joined the Company from the University of South Alabama College of Medicine, where he was Professor of Pharmacology in the Department of Pharmacology from 1983 to 1998. Prior to that time, he was employed from 1973 to 1983 at the University of Texas Medical School at Houston, where he ultimately held the title of Professor of Pharmacology. Dr. Thompson is a member of the editorial board of the Journal of Second Messengers and Phosphoprotein Research and is the author of over 268 scientific publications. He received his Ph.D. degree in biochemistry from the University of Southern California, and has a B.A. degree from Depauw University in Indiana.


RISK FACTORS

         The following risk factors relate to the business of the Company and qualify the statements made in this report about the business of the Company. These factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and/or presented elsewhere by management from time to time. The subheadings below identify the risks discussed but cannot do so completely. Each subsection may relate to more than one aspect of the Company's business. Accordingly, each risk factor should be considered carefully in evaluating the business of the Company, any investment in the Company and the descriptions of the Company contained in this report. Attention is also directed to the SEC filings of the Company on Forms 10-Q, 10-K, 8-K and S-3, particularly the sections entitled "Business Description," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and "Other Events."


HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; EXPECTED FUTURE LOSSES.

         The business has experienced significant operating losses since inception in 1990. CPI has not received any revenue from the sale of products and no product candidate has been approved for marketing. As of December 31, 1999, CPI had an accumulated deficit of approximately $65 million. CPI expects to incur additional operating losses over the next several years and expects cumulative losses to increase substantially as research and development efforts and preclinical and clinical testing expand. If FDA approval of Aptosyn(TM) (exisulind) is granted, CPI will incur significant manufacturing and marketing costs. CPI's ability to achieve profitability is dependent on its ability, alone or with others, to complete the development of its proposed products successfully, obtain the required regulatory approvals, manufacture and market its proposed products successfully or have others manufacture and market such products and gain market acceptance for such products. CPI may not achieve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

STOCK VOLATILITY; CLASS ACTION LITIGATION.

         CPI is a development-stage company. The market price of development-stage companies is typically volatile. Stock volatility may be induced by Company developments, industry developments or competitive developments. Stock volatility may also be induced by statements appearing in the media, whether true or false. When there is a sharp drop in the stock price, stockholder class actions may be filed against the particular company. CPI's stock price has been volatile. The stock price dropped substantially after CPI made an announcement on February 1, 1999 that it anticipated a delay in filing the NDA for Aptosyn(TM) (exisulind) for FAP. In February and March of 1999, five stockholder class actions were filed against the Company and certain of its officers and directors. These actions were consolidated into one action and, in June 1999, a consolidated amended complaint was filed on behalf of a class of all purchasers of CPI common stock between October 7, 1998 and February 2, 1999. This action is in very preliminary stages and is pending in the United States District Court for the Eastern District of Pennsylvania. See the discussion under "Products in Development" above, "Dependence on Aptosyn(TM) (exisulind)" below, "Absence of Prior Trading Market; Potential Volatility of Stock Price; No Dividends" below, and Item 3 of this report, "Legal Proceedings." CPI's stock price has also fluctuated substantially in response to statements which have appeared in the media. Investors in CPI must expect that substantial fluctuations in stock price may occur at any time, whether due to Company developments, true or false statements which may appear in the media, published investment opinions which may or may not be associated with a particular agenda, or otherwise.

EARLY STAGE OF DEVELOPMENT; ABSENCE OF DEVELOPED PRODUCTS; UNCERTAINTY OF CLINICAL TRIALS.

         CPI is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a development-stage company. CPI has no products approved for sale in any country. CPI has only one product candidate which has been in clinical trials for an appreciable length of time, Aptosyn(TM) (exisulind). CPI has completed only limited human clinical trials designed to demonstrate the safety and efficacy of Aptosyn(TM) (exisulind) and has not commenced such trials for any other compounds with the exception of Phase I studies of CP 461. CPI has not generated any revenue from product sales to date, and no product candidate has been approved for marketing. Accordingly, CPI's income has been limited to interest income from investments, and CPI's primary source of capital has been the sale of equity securities.

         Before obtaining regulatory approval for the commercial sale of any of its product candidates, CPI must demonstrate through preclinical and clinical trials that the product is safe and effective for use in each target indication. The results from preclinical and early clinical trials may not be predictive of results that will be obtained in later stage clinical trials. The clinical trials of product candidates may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals and result in marketable products. Clinical trials are often conducted with patients who are critically ill. During the course of treatment these patients may die or suffer other adverse medical events for reasons that may not be related to the pharmaceutical agent being tested, but which can nevertheless affect clinical trial results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials.

         The completion of clinical trials of CPI's product candidates could be interrupted by many factors. Delays and terminations may occur. One relevant factor is the rate of enrollment of patients, which generally varies throughout the course of a clinical trial and which depends on the size of the patient population, the number of clinical trial sites, the proximity of the patients to clinical trial sites, the eligibility criteria for the clinical trial and the existence of competitive clinical trials. CPI cannot control the rate at which patients present themselves for enrollment. The rate of patient enrollment may not be consistent with CPI's expectations or be sufficient to enable clinical trials of CPI's product candidates to be completed in a timely manner. See the discussion of CPI's clinical trials above under "Products in Development." CPI has limited experience managing clinical trials and any delays or terminations of such trials could have a material adverse effect on its business, financial condition and results of operations.

         Trials to date have involved only a limited number of patients. While CPI has submitted an NDA to the FDA for Aptosyn(TM) (exisulind) for the FAP indication and is awaiting the FDA's review of that submission, CPI may not be able to submit an NDA to the FDA or the foreign equivalent with respect to Aptosyn(TM) (exisulind) for any other indication. In addition, results obtained in clinical trials for the treatment of FAP may not be predictive of results of clinical trials for other indications. If CPI product candidates are not shown to be safe and effective in clinical trials for one or more indications, there would be a material adverse effect on CPI's business, financial condition and results of operations.

         CPI faces intense competition. In the fields of cancer therapy and the prevention of precancerous and cancerous lesions, other products are being developed that may compete directly with the products that CPI is seeking to develop and market. CPI is aware of clinical trials in which a number of pharmaceutical and nutritional agents are being examined for their potential usefulness in the treatment of precancerous lesions and cancer. The studies are being conducted by pharmaceutical and biotechnology companies, major academic institutions and government agencies. Such existing or new agents may ultimately be found to be useful, and therefore competitive with, any products of CPI. Tamoxifen has been given a limited approval for the prevention of recurrence of breast cancer, and the arthritis drug Celebrex has been approved for the regression of colonic polyps in FAP patients. See the discussion above entitled "Competition," as well as the discussion entitled "Intense Competition; Rapid Technological Change" below in this "Risk Factors" section.

         CPI may not be able to submit an IND or foreign equivalents with respect to any new chemical entities or follow-on compounds (other than that filed in December 1998 with respect to CP 461). CPI may not be permitted to undertake human clinical testing of such additional compounds. If human clinical testing is permitted, such compounds may not prove to be safe and effective. CPI compounds may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. Products, if any, resulting from CPI research and development programs may not be commercially available for a number of years even if they are successfully developed and proven to be safe and effective. Thus, CPI product development efforts may not be successfully completed. Regulatory approvals may not be obtained or may not be as broad as sought. CPI products may not be capable of being produced in commercial quantities at a reasonable cost. Products, if introduced, may not achieve market acceptance. CPI failure to complete clinical trials, obtain regulatory approval or successfully market its products, if approved, would have a material adverse effect on CPI's business, financial condition and results of operations. See "Products in Development" and "Government Regulation" above.

DEPENDENCE ON APTOSYN(TM) (EXISULIND).

         Until the spring of 1999, when CPI commenced Phase I clinical trials of CP 461, CPI had only one compound, Aptosyn(TM) (exisulind), in clinical trials. CPI does not expect to have an additional compound (other than Aptosyn(TM) (exisulind) and CP 461) in clinical trials during 2000.

         In August 1999, CPI submitted an NDA to the FDA for Aptosyn(TM) (exisulind) to obtain marketing approval for the treatment of FAP. If approved by the FDA for marketing, Aptosyn(TM) (exisulind) would provide a non-surgical treatment option to individuals with FAP.

         The NDA submission is based upon significant outcomes achieved in clinical trials in which Aptosyn(TM) (exisulind) impeded the progression of the disease in FAP patients. The primary analysis of eligible patients in the Phase III trial of Aptosyn(TM) (exisulind) demonstrated a clinically and statistically significant reduction in new polyp formation when compared to placebo. A supportive analysis of that trial, including all patients enrolled in that trial regardless of whether they met the inclusion criteria of forming approximately ten to approximately forty polyps on an annual basis, demonstrated a substantial reduction in the formation of new polyps but did not achieve statistical significance due to the variations introduced by the patients not meeting eligibility requirements. A further supportive analysis, which included all patients, eligible and ineligible, forming nine or more polyps per year, again produced both substantial reduction in polyp formation rate and statistical significance in that reduction. In an extension of the Phase III study, the placebo patients who crossed over to treatment with Aptosyn(TM) (exisulind) experienced a 50% reduction in new polyp formation as compared to their prior year on placebo. In the same six-month extension, the patients continuing on Aptosyn(TM) (exisulind) experienced a 58% drop in their new polyp formation rate as compared with the reduced rate already experienced while taking Aptosyn(TM) (exisulind) during the first year of the trial. In a Phase I/II trial funded by the National Cancer Institute, Aptosyn(TM) (exisulind) demonstrated a clinically and statistically significant dose response at six months; and, over periods ranging from six months to 30 months, this study and its extensions continued to demonstrate clinically and statistically significant differences in the mean change in number of polyps between dose groups. Regressing polyps showed substantial increases in the rate of apoptosis, while the rate of apoptosis in nearby normal tissue was unchanged, confirming a selective induction of apoptosis in neoplastic tissue without affecting normal cells.

         The prospects of the Company are highly dependent upon approval by the FDA of the NDA filed for Aptosyn(TM) (exisulind) for FAP. The NDA has not been approved yet. There is no assurance that the NDA will be approved. If approved for marketing, Aptosyn(TM) (exisulind) may not gain market acceptance. In addition, competition to Aptosyn(TM) (exisulind) may develop from other new or existing products. The failure of Aptosyn(TM) (exisulind) to be approved for marketing or to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

         The number of FAP patients in the U.S. is limited and estimates vary. In order to increase the potential applications for which Aptosyn(TM) (exisulind) may be used, the Company must successfully complete lengthy clinical trials and thereafter receive marketing clearance from the FDA for each additional indication. CPI may not successfully complete these clinical trials and receive appropriate regulatory clearance on a timely basis, if at all. The inability to achieve marketing clearance of Aptosyn(TM) (exisulind) for at least one indication in addition to FAP would be expected to materially limit the commercial potential of Aptosyn(TM) (exisulind) and thereby have a materially limiting and adverse effect upon its business, financial condition and results of operations. The "Orphan Drug" and "Fast Track" designations granted by the FDA for Aptosyn(TM) (exisulind) may not provide any meaningful competitive advantage to CPI. See "Government Regulation" above.

TECHNOLOGICAL UNCERTAINTY; REGULATORY UNCERTAINTY.

         As of December 31, 1999, to our knowledge, the FDA has not approved any drug for the prevention of precancerous lesions or cancer other than a limited approval of Tamoxifen for prevention of breast cancer. The arthritis drug Celebrex has been approved for the regression of polyps in FAP patients. CPI may not be able to develop successfully a chemoprevention drug; and if it can, it may not be able to develop such a drug within proposed timelines. Even if such a drug is approved, such a drug may not be commercially viable and may not achieve market acceptance. CPI's area of focus, oncology in general and chemoprevention in particular, is not thoroughly understood. The products CPI is seeking to develop may not prove to be safe and effective in preventing or treating precancerous lesions or cancer.

         CPI believes that Aptosyn(TM) (exisulind) and its other compounds selectively induce apoptosis through a novel mechanism. Additional research by CPI or others may cause CPI to revise or abandon this approach, adversely affecting its ability to develop products on a timely basis, if at all. The use of CPI's technology may not lead to the development and approval of commercial pharmaceutical products that are safe and efficacious. CPI's competitors may develop safer and more effective products, may obtain patent protection or intellectual property rights that limit CPI's ability to commercialize products, and may commercialize products earlier than CPI. See "CPI Technology" above.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING.

         CPI will have continuing needs for additional capital. Development of CPI's initial product candidate, Aptosyn(TM) (exisulind), and additional compounds will require substantial additional funds to conduct research, development and clinical trials necessary to bring such products to market and to establish manufacturing, marketing and distribution capabilities.

         The extent of CPI's future capital requirements will depend on many factors, including, among others: whether the FDA will approve the NDA submitted to the FDA for Aptosyn(TM) (exisulind) for the FAP indication and, if approval is granted, the timing of the approval; reevaluation of CPI's other programs, depending upon what action is taken by the FDA with respect to the NDA for FAP; scientific progress in research and development programs; progress with preclinical and clinical trials; progress in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological efforts and market developments; changes in CPI's existing research relationships; changes in the programs of clinical development of one or more compounds; CPI's ability to establish sales and marketing capabilities; the extent of competition; and CPI's ability to establish collaborative arrangements to the extent necessary.

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

         In the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require CPI to relinquish rights to certain of its technologies, product candidates or products that CPI would otherwise seek to develop or commercialize itself. If adequate funds are not available, CPI may be required to delay, reduce the scope of or eliminate one or more of its research or development programs. CPI's failure to obtain adequate financing when needed and on acceptable terms would have a material adverse effect on its business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

UNCERTAINTY OF PROTECTION OF PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS.

         Patents are important to CPI and to its competitors. CPI's success will depend, in part, on its ability to obtain patents, establish and maintain trademarks, operate without infringing the proprietary rights of others and maintain trade secrets, both in the U.S. and other countries. CPI could fail in any one or more of these endeavors. Patent matters in the pharmaceutical industry can be highly uncertain and involve complex legal and factual questions. Accordingly, the validity, breadth, and enforceability of CPI's patents and the existence of potentially blocking patent rights of others cannot be predicted, either in the U.S. or in other countries. See the lengthy discussion of these factors under "Patents, Trademarks and Proprietary Technology" above.

INTENSE COMPETITION; RAPID TECHNOLOGICAL CHANGE.

         The industry in which CPI competes is very competitive. It is characterized by extensive research and development efforts and rapid technological progress. New developments occur and are expected to continue to occur at a rapid pace. Discoveries and commercial developments by CPI's competitors may render some or all of CPI's potential products obsolete, or subject to competition, or non-competitive, which would have a material adverse effect on CPI's business, financial condition and results of operations. Many of CPI's potential competitors have far greater resources than CPI. They may be large, well-financed companies or small, well-focused companies. CPI's competitive position also depends on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources. See the lengthy discussion under "Competition" above.

DEPENDENCE ON THIRD-PARTY RELATIONSHIPS.

         CPI depends on third parties. Third-party contractors perform basic laboratory research studies, animal toxicology studies, animal efficacy studies, human clinical trials, bulk drug manufacture, drug assay and characterization, product formulation and finishing, strategic consulting, commercialization planning, planned product distribution and other important functions. Loss, failure or delay in respect of any individual material segment or any material cumulative amount of such contracting activity could delay CPI's development efforts and could have a material adverse effect on its business, financial condition and results of operations.

         CPI's strategy for commercialization of its proposed products for certain indications and markets includes collaborating with corporate partners and others. To the extent that such corporate partnerships may be entered into, CPI's success will be dependent upon the subsequent success of these outside parties in performing their responsibilities. CPI currently has collaborations with other pharmaceutical companies for the conduct of clinical trials using combination cancer therapies, but does not have any collaborations with other pharmaceutical companies for the commercialization of products. CPI may not be able to negotiate collaborative arrangements in the future on acceptable terms, if at all; and, if negotiated, such collaborative arrangements may not be maintained or may not prove to be successful. To the extent that such arrangements are negotiated, the amount and timing of resources to be devoted to these activities are not within CPI's complete control. Partners may not perform their obligations as expected. CPI may not derive any revenue from such arrangements. Future collaborators may pursue their existing or alternative technologies or product candidates in preference to those being developed in collaboration with CPI. In addition, there can be no assurance that CPI's future collaborators will pay license fees to CPI, that they will develop and market any products under the agreements or that they will commit to fund product development costs.

         To the extent that CPI chooses not to enter into collaborative relationships, or is unable to establish such arrangements, CPI would be required to continue to undertake research, development and marketing of its proposed products at its own expense. In addition, CPI may encounter significant delays in introducing its proposed products into certain markets or find that the development, manufacture or sale of its proposed products in such markets is adversely affected by the absence of such collaborative agreements. See "Products in Development," "Marketing and Sales," and "National Cancer Institute and Other Third-Party Arrangements" above.

         The third parties with whom CPI works, or with whom CPI may work in the future, are subject to much of the regulation described in the following section. Failure of any third party to comply with applicable regulations could adversely affect the Company to the extent that Company matters are affected by such non-compliance. Compliance reviews by governmental authorities are common; findings of non-compliance and requirements for remediation are also common. Accordingly, the Company is at the additional risk of non-compliance by such third parties.

EXTENSIVE GOVERNMENT REGULATION; NO ASSURANCE OF NECESSARY FDA AND OTHER REGULATORY APPROVALS; PRODUCT DEVELOPMENT; SAFETY AND EFFICACY.

         CPI's activities are subject to extensive governmental regulation. In particular, the research, design, testing, manufacturing, labeling, marketing, distribution and advertising of pharmaceutical products such as CPI's proposed products are subject to extensive regulation by governmental regulatory authorities in the U.S. and other countries. The drug development and approval process is generally lengthy, expensive and subject to unanticipated delays. See the discussion under "Governmental Regulations" and "Products in Development" above under this Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

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

         Governmental inspections apply to virtually every phase of drug development, testing and commercialization. These inspections apply to CPI to the extent of CPI's direct activities. They also apply to those third parties with whom CPI contracts and upon whom CPI depends. Inspections are common; findings of non-compliance and requirements of remediation, including time-consuming replication of studies, tests or other work, are also common. Depending upon the matter at issue, a finding of non-compliance with respect to activities undertaken directly by CPI or with respect to activities undertaken by third parties upon whom CPI depends could lead to a substantial delay in clinical programs, in drug approval, in commercialization or in some other important program and have a material adverse effect on the Company.

         There are many uncertainties in the overall clinical trial process. CPI may not complete Phase I, Phase II and/or Phase III testing successfully within any specified time period, if at all. Designation of a trial by phase may be changed by the Company or by the FDA. The FDA may increase, decrease or re-characterize the number and phases of trials required for approval. The FDA may suspend clinical trials at any time if it decides that patients are being exposed to a significant health risk.

         CPI may not succeed in developing drugs that prove to be safe and effective in treating or preventing cancer. The development of such drugs will require the commitment of substantial resources to conduct the preclinical development and clinical trials necessary under governmental regulations to bring such compounds to market. Drug research and development by its nature is uncertain. There is a risk of delay or failure at any stage, and the time required and cost involved in successfully accomplishing CPI's objectives cannot be predicted. Actual drug research and development costs could exceed budgeted amounts; this could have a material adverse effect on CPI's business, financial condition and results of operations.

         CPI's current clinical trial strategy for the development of drugs for the prevention of precancerous lesions assumes that, for precancer trials, the FDA will accept reduction in the formation of precancerous lesions as an endpoint. To date, the FDA has not approved any compounds that are solely chemoprevention compounds, and there can be no assurance that the FDA will approve such compounds in the future. Should the FDA require CPI to demonstrate the efficacy of Aptosyn(TM) (exisulind) in the actual prevention (or reduction in the incidence of) certain cancers or in overall mortality rates resulting from certain cancers, CPI's clinical trial strategy for precancer would be materially and adversely affected. Significant additional time and funding would be required to demonstrate such efficacy. For these and other reasons, CPI may not be able to successfully develop a safe and efficacious chemoprevention product. If CPI does succeed in obtaining approval for a cancer chemopreventive product, the product may not be commercially viable or accepted in the market place.

         Data obtained from preclinical and clinical testing are subject to varying interpretations that could delay, limit or prevent FDA approval. There may be delays or rejections based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review of each submitted NDA. Satisfaction of regulatory requirements (which includes demonstrating to the satisfaction of the FDA that the relevant product is both safe and effective) typically takes several years or more depending upon the type, complexity and novelty of the product. This also requires the expenditure of substantial resources. CPI may encounter problems in clinical trials which would cause CPI or the FDA to delay or suspend clinical trials. CPI may encounter delays in the FDA approval process. Any such delay or suspension could have a material adverse effect on CPI's business, financial condition, results of operations or market price of the common stock of the Company. For example, on February 1, 1999, CPI announced that it anticipated a delay in NDA filing and subsequent commercialization of Aptosyn(TM) (exisulind) in light of preliminary evaluation of data from the Phase III trial for FAP. The market price of the Company's common stock dropped substantially. Although CPI subsequently filed the NDA in August of 1999 after an only immaterial delay, the market price of the Company's Common Stock remained substantially below the pre-announcement level until early 2000. See "Products in Development" above and Item 3 "Legal Proceedings" below.

         Even after such time has been expended and expenses incurred by CPI in product development, CPI may fail to obtain regulatory approval for any therapeutic product. In the event that such regulatory approval is obtained, CPI, its products, its contract manufacturers and its commercial collaborators will be subject to continual regulatory review in both the U.S. and other countries. Later discovery of previously unknown problems with regard to such a product, distributor or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market and disqualification or decertification of the distributor or manufacturer.

POTENTIAL LIMITATIONS ON THIRD-PARTY REIMBURSEMENT; HEALTH CARE REFORM.

         In both U.S. and foreign markets, sales of CPI proposed products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care. CPI cannot predict the effect that private sector or governmental health care reforms may have on our business, and there can be no assurance that any such reforms will not have a material adverse effect on CPI's business, financial condition and results of operations. In addition, in both the U.S. and elsewhere, sales of prescription drugs are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that CPI's proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable CPI to maintain price levels sufficient to realize an appropriate return on CPI's investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products and services. As a result, we may elect not to market future products in certain markets.

LACK OF MANUFACTURING EXPERIENCE; RELIANCE ON CONTRACT MANUFACTURERS AND SUPPLIERS.

         CPI does not have facilities to manufacture and produce its compounds for preclinical, clinical or commercial purposes. CPI's product candidates have never been manufactured for commercial purposes and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable, although CPI's lead compound, Aptosyn(TM) (exisulind), has been manufactured by CPI's contractors at commercial scale. If CPI is unable to manufacture or contract for a sufficient supply of our compounds on acceptable terms, or if CPI should encounter delays or difficulties in its relationships with manufacturers, CPI's preclinical and human clinical testing schedule would be delayed, resulting in delay of the submission of products for regulatory approval or delay of the market introduction and subsequent sales of such products, which would have a material adverse effect on CPI's business, financial condition and results of operations. Furthermore, CPI or contract manufacturers must supply all necessary documentation in support of CPI's NDA on a timely basis and must adhere to GLP and GMP regulations enforced by the FDA through its facilities inspection program. Inspections are common; findings of noncompliance and consequent delays are also common; if delays were to be material, the adverse consequences to the Company could be material. For example, if facilities of a third-party manufacturer or finisher of drug could not pass a pre-approval plant inspection, the FDA approval of the products would not be granted and delay would ensue until the FDA were satisfied.

         CPI may not be able to maintain sufficiently advantageous relationships with current or future suppliers of raw or intermediate materials and finished product. If CPI's current manufacturing sources and suppliers are unable or unwilling to make Aptosyn(TM) (exisulind) and formulation and finishing materials and services available to CPI in required quantities, there can be no assurance that CPI will be able to identify and contract with alternative contract manufacturers. CPI would incur significant costs and delays to qualify alternative manufacturing sources and suppliers, which could have a material adverse effect on CPI's business, financial condition and results of operations. The availability and price of Aptosyn(TM) (exisulind) or other materials may be subject to curtailment or change due to limitations that may be imposed under governmental regulations, suppliers' allocations or facilities priorities, interruptions in production by suppliers and market and other events and conditions, which could have a material adverse effect on CPI's business, financial condition and results of operations.

ABSENCE OF SALES AND MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES.

         CPI has no product approved; and, as a company, has had no experience in sales, marketing or distribution. Depending upon the marketing strategy ultimately adopted with respect to each relevant market, CPI intends either to market its products, if developed and approved, on its own or through relationships with pharmaceutical companies that have established distribution systems and direct sales forces. To market any of its products directly, CPI must develop a marketing and sales force with technical expertise and with supporting distribution capabilities. While CPI is currently preparing to handle the marketing and selling in the United States (with distribution through contracted third parties), there can be no assurance that CPI will be able to establish effective sales, marketing and distribution capabilities or relationships with third parties, or that CPI will be successful in gaining market acceptance for our products. To the extent that CPI enters into co-promotion or other licensing arrangements, any revenues received by CPI will depend upon the efforts of third parties, and there can be no assurance that such efforts will be successful. See "Marketing and Sales" above.

NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS.

         Because of the specialized scientific nature of CPI's business, its success is highly dependent upon its ability to attract and retain qualified scientific and technical personnel. CPI is highly dependent on the principal members of its scientific and management staff and the loss of any of their services might significantly delay or prevent the achievement of research, development or business objectives. CPI does not maintain key-man life insurance with respect to any of its employees, nor does it intend to secure such insurance. CPI also relies on consultants and advisors, including the members of its Scientific Advisory Board, to assist CPI in formulating its research and development strategy. Retaining and attracting qualified personnel, consultants and advisors is critical to CPI's success. In order to pursue its product development and marketing and sales plans, CPI will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing and marketing and sales. CPI faces competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. CPI may not be able to attract and retain such individuals on acceptable terms, if at all, and the failure to do so could have a material adverse effect on its business, financial condition and results of operations.

RISKS ASSOCIATED WITH ACQUISITION STRATEGY.

         CPI may seek to acquire and further develop technologies, products and/or companies focused in the prevention, diagnosis and treatment of cancer, consistent with the objective of building an integrated pharmaceutical company focused in oncology. CPI may not identify appropriate acquisition candidates, and, if it does, it may not be successful in completing any such transactions on favorable terms, if at all. In addition, to the extent that CPI undertakes or completes any such acquisitions, such activities may place a strain on its financial and management resources, which could have a material adverse effect on its business, financial condition and results of operations. Also, the technologies, products and/or companies acquired may be subject to many of the risk factors associated with development of our present technologies and product candidates to an equal or greater degree or may present new or added risks of product liability, technological development, market acceptance or other factors associated therewith.

POTENTIAL PRODUCT LIABILITY; POSSIBLE INSUFFICIENCY OF INSURANCE.

         CPI's business will expose CPI to potential product liability risks. These would include risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Clinical research involves the testing of new drugs on human volunteers pursuant to a research plan, and such testing involves a risk of liability for personal injury or death to patients due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. CPI currently has clinical trial liability insurance in the amount of $10 million, but there can be no assurance that it will be able to maintain such insurance. CPI could be materially and adversely affected if it were required to pay damages or incur defense costs:
(i) in connection with a claim outside the scope of indemnity or insurance coverage; (ii) if the indemnity, although applicable, is not performed in accordance with the terms of the relevant contract; or (iii) if CPI's liability exceeds the amount of applicable insurance. Similar risks would exist upon the commercialization or marketing of any products by CPI or its partners or the involvement of CPI with the development or sale of products acquired from others.

HANDLING AND DISPOSAL OF HAZARDOUS MATERIALS.

         CPI research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although CPI believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, CPI could be held liable for any damages that result, and any such liability could exceed CPI's resources. CPI may incur substantial costs to comply with environmental regulations if it develops manufacturing capacity.

ABSENCE OF PRIOR TRADING MARKET; POTENTIAL VOLATILITY OF STOCK PRICE; NO DIVIDENDS.

         Prior to November 4, 1998, there was no direct public market for CPI common stock. There can be no assurance as to the degree to which an active market in CPI common stock will be maintained. The market price of CPI common stock, like that of the common stock of many other early-stage pharmaceutical and biotechnology companies, is likely to be highly volatile. Factors such as the fluctuation in CPI's operating results, comments by research analysts, announcements of technological innovations or new commercial products by CPI (or CPI's subsidiaries) or its competitors, progress with clinical trials, governmental regulations, changes in reimbursement policies, developments in CPI's patent or other proprietary rights or of its competitors, including litigation, developments in CPI's relationships with collaborative partners, if any, public concern as to the safety and efficacy of drugs developed by CPI and its competitors, general market conditions and market conditions affecting the pharmaceutical and biotechnology sectors particularly may have a significant effect on the market price of CPI common stock. CPI has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

         Development stage companies often experience attempts by stock market participants to influence the market price of their stock. Development stage companies often attract disproportionate attention of short sellers. CPI attracted significant short selling attention during 1999. By year end, the short interest in CPI stock was equal to approximately 20% of the number of shares of outstanding stock. Such large short interest may have a significant negative effect on the market price during its establishment and thereafter. On the other hand, the unwinding of short positions represents purchasing pressure and tends in the direction of exerting upward pressure on stock price. The activities of market participants who seek to influence stock price may be legal or illegal. Attempts to influence market price of the stock may be associated with the circulation of statements or rumors which may be true or may be false. Regulators of the stock markets have spoken publicly about the environment of lawlessness prevailing in certain sectors of the Internet and are taking steps to augment their law enforcement resources to curb illegal practices. There can be no assurance that they will become effective in preventing unlawful practices which unfairly affect stock prices.

OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS; ANTI-TAKEOVER PROVISIONS.

         CPI directors and executive officers, taken in the aggregate with entities represented by them, beneficially owned or significantly influenced approximately 20% of the outstanding shares of CPI common stock as of December 31, 1999. Accordingly, these stockholders, if they act in concert with others, might be able to control many matters requiring approval by the stockholders of CPI, including the election of directors. CPI's Certificate of Incorporation does not provide for cumulative voting with respect to the election of directors. Consequently, the directors and executive officers will be able to exercise substantial influence over the election of the members of the board. Such concentration of ownership could have an adverse effect on the price of CPI common stock or have the effect of delaying or preventing a change in control of CPI. In addition, certain provisions of Delaware law and the CPI Certificate of Incorporation, including the provision in the Certificate of Incorporation for a classified board of directors, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of CPI. In December 1998, CPI's board of directors adopted a stockholder rights plan to enable the directors to act in the best interests of the stockholders in the event of an actual or threatened accumulation of stock by a third party without the consent of the board of directors. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of CPI common stock. The provisions of Delaware law, of the CPI Certificate of Incorporation and Bylaws and of the stockholder rights plan may also have the effect of discouraging or preventing certain types of transactions involving an actual or threatened change of control of CPI (including unsolicited takeover attempts) even though such a transaction may offer CPI stockholders the opportunity to sell their stock at a price above the prevailing market price. Certain of these provisions allow CPI to issue preferred stock without any vote or further action by the stockholders, require stockholders to provide advance notice prior to bringing proposals before a meeting and prevent or eliminate cumulative voting in the election of directors. These provisions may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of CPI.

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

         During 1999, CPI conducted an analysis to determine the extent to which CPI's major suppliers', third-party researchers' and clinical trial sites' systems (insofar as they relate to CPI's business) are subject to the Year 2000 issue. CPI has not yet experienced any material adverse event attributable to Year 2000. CPI is currently unable to predict whether one will yet surface. The failure of a major third party subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with CPI's systems could have a material adverse effect on CPI.

ITEM 2.  PROPERTIES

         CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten-year lease which expires in 2008 and which contains two five-year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

         In February and March of 1999, five stockholder class actions were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania seeking unspecified damages on behalf of various classes of persons, including all persons who purchased Company common stock during certain periods in 1998 and 1999. The complaints alleged that the Company made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate which had the effect of artificially inflating the price of the Company's common stock. These actions were consolidated into one action, and a consolidated amended complaint was filed in late June 1999 asserting a class period extending from October 7, 1998 to February 2, 1999. The litigation is at a very preliminary stage. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since November 4, 1998, the Company's common stock has traded on the Nasdaq Stock Market(R) under the symbol CLPA. Prior to November 4, 1998, the Company's common stock was not publicly traded. The following table sets forth for the period indicated the high and low closing prices per share of common stock as reported by the Nasdaq Stock Market(R).

         1999                                                           HIGH                     LOW
         ----                                                           ----                     ---
First Quarter                                                          $27.250                   $5.875
Second Quarter                                                         $14.000                   $6.750
Third Quarter                                                          $14.438                   $8.563
Fourth Quarter                                                         $11.750                   $6.750

         1998
         ----

Fourth Quarter (commencing November 4, 1998)                           $22.000                   $9.875

         As of February 29, 2000, there were approximately 1,200 holders of record of the common stock. This does not reflect beneficial stockholders who hold their stock in nominee or "street" name through various brokerage firms.

         During 1999, the Company did not sell any securities which were not registered under the Securities Act of 1933 other than (a) 204,579 shares of Common Stock issued for $840,289 pursuant to the exercise of previously outstanding warrants which had been issued, and (b) a private placement of Common Stock and warrants as described in the Company's Report on Form 10-Q for the Third Quarter of 1999, both pursuant to the exemption provided by Section 4(2) of the Securities Act.

DIVIDENDS

         The Company has never paid cash dividends on its common stock and does not expect to pay cash dividends on its common stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA





                                                                   YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------------
                                             1999             1998             1997              1996            1995
                                         ------------     ------------     ------------     ------------     ------------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Expenses:
   Research and development .........    $ 16,254,858     $ 16,052,232     $  8,756,499     $  4,162,981     $  2,574,105
   General and administrative .......       4,849,162        4,253,537          950,057          663,030          644,407
   Provision for redemption of the
    Redeemable Preferred Stock .....               --               --        1,017,000               --               --
                                         ------------     ------------     ------------     ------------     ------------

     Total expenses .................      21,104,020       20,305,769       10,723,556        4,826,011        3,218,512
Interest Income .....................       1,470,298          960,333          426,644           90,807           27,688
                                         ------------     ------------     ------------     ------------     ------------

Net Loss ............................    $(19,633,722)    $(19,345,436)    $(10,296,912)    $ (4,735,204)    $ (3,190,824)
                                         ============     ============     ============     ============     ============
    Basic and diluted net loss per
     Common Share ...................    $      (0.79)    $      (3.04)    $      (3.63)    $      (1.83)    $      (1.39)
                                         ============     ============     ============     ============     ============
Shares used in computing basic and
diluted net loss per Common Share....      24,772,256        6,369,006        2,838,814        2,587,552        2,296,167
                                         ============     ============     ============     ============     ============


                                                                      DECEMBER 31,
                                     --------------------------------------------------------------------------------
                                         1999             1998              1997            1996             1995
                                     ------------     ------------     ------------     ------------     ------------
CONSOLIDATED BALANCE SHEET DATA:
   Cash and cash equivalents ....    $ 32,013,118     $ 37,232,404     $  8,460,839     $    644,790     $  2,202,871
   Working capital (deficiency) .      29,106,239       33,804,194        5,384,546         (506,464)         834,785
   Total assets .................      35,278,971       40,232,699       10,978,653        1,106,371        2,329,923
   Long-term debt ...............          33,917          159,897            9,259           62,424               --
   Redeemable Preferred Stock ...              --               --        1,092,000              613              613
   Common Stock .................         261,059          242,796           29,901           27,189           22,962
   Convertible Preferred Stock ..              --               --       32,158,000       15,137,516       11,639,231
   Deficit accumulated during
     the development stage.......     (64,963,494)     (45,329,772)     (25,984,336)     (15,687,424)     (10,952,220)

   Total stockholders' equity
      (deficit)..................    $ 31,462,742     $ 36,132,118     $  6,622,429     $   (179,238)    $    901,919




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and, as of November 3, 1998, the successor to, a Delaware corporation of the same name. As the context requires, the "Company" or "CPI" is used herein to signify the successor and/or the predecessor corporations.

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

OVERVIEW

         CPI is a development-stage pharmaceutical company focused on the research, development and commercialization of products to prevent and treat cancer. From the inception of the Company's business in 1990, operating activities have related primarily to conducting research and development, raising capital and recruiting personnel. The Company's initial investigational new drug application ("IND") was filed with the Food and Drug Administration ("FDA") in December 1993 for human clinical trials of Aptosyn(TM) (exisulind). The Company filed an IND for its second product candidate, CP 461, in December 1998. In August 1999, the Company submitted to the FDA an NDA for Aptosyn(TM) (exisulind) for APC, an FDA designated orphan drug indication. The Company is continuing to conduct clinical trials of Aptosyn(TM) (exisulind) and CP 461 for the prevention and treatment of various precancer and cancer indications.

         On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly-held company with no continuing operations which, subsequent to the transaction, became a subsidiary of CPI), in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million. In October 1999, the Company issued 1.555 million shares of Common Stock for net proceeds of approximately $13.5 million and which increased the Common Stock outstanding to 26.1 million shares. During the first two months of 2000, the Company has received approximately $14.0 million primarily from the exercise of previously issued Common Stock warrants.

         The Company has not received any revenue from the sale of products, and no product candidate of CPI has been approved for marketing. CPI's income has been limited to interest income from investments, and CPI's primary source of capital has been the sale of its equity securities, including the transaction with Tseng. Annual losses were $19,633,722, $19,345,436 and $10,296,912 in 1999,
1998 and 1997, respectively. As of December 31, 1999 and 1998, CPI's accumulated deficit was $64,963,494 and $45,329,772, respectively, and its unrestricted cash and cash equivalents for the same periods were $32,013,118 and $37,232,404, respectively. CPI anticipates that it will continue to incur additional operating losses for the next several years. There can be no assurance that any of CPI's product candidates will be approved for marketing, that CPI will attain profitability or, if profitability is achieved, that CPI will remain profitable on a quarterly or annual basis in the future. CPI's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS

         Year Ended December 31, 1999 Compared with Year Ended December 31, 1998. Total expenses for the year ended December 31, 1999 were $21,104,020, an increase of $798,251 from the same period in 1998. Such increase was due to increases in the Company's research and development ("R&D") and general and administrative ("G&A") expenses. R&D expenses for the year ended December 31, 1999 were $16,254,858, an increase of $202,626 from the same period in 1998. Such increase was primarily due to a planned increase in personnel to support internal research activities, product development of Aptosyn(TM) (exisulind) and CP 461 and clinical trial management expenses. G&A expenses were $4,849,162 for the year ended December 31, 1999, an increase of $595,625 from the same period in 1998. Such increase was primarily the result of expenses related to the commercialization preparations related to Aptosyn(TM) (exisulind) and a planned increase in administrative personnel offset partially by a one-time charge of $715,000 recorded in the first half of 1998 for expenses related to a planned initial public offering which was not undertaken.

         Interest income was $1,470,298 for the year ended December 31, 1999, an increase of $509,965 from the same period in 1998, primarily due to higher average cash balances resulting from the transaction with Tseng in November 1998, which resulted in net proceeds of approximately $26.4 million and the private placement of Common Stock in October 1999, which resulted in net proceeds of approximately $13.5 million.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997. Total expenses for the year ended December 31, 1998 were $20,305,769, an increase of $9,582,213 from the same period in 1997. Such increase was primarily due to an increase in the Company's R&D and G & A expenses. R & D expenses for the year ended December 31, 1998 were $16,052,232, an increase of $7,295,733 from the same period in 1997. Such increase was primarily due to the procurement of clinical trial supplies of exisulind, higher expenses associated with the Company's ongoing clinical trials, additional personnel in 1998 to support the in-house activities of research, product development and clinical trial management and facility expenses. G&A expenses were $4,253,537 for the year ended December 31, 1998, an increase of $3,303,480 from the same period in 1997. Such increase was primarily the result of additional personnel hired, a one-time charge for expenses related to the Company's planned initial public offering which was not completed, expenses associated with marketing and commercialization preparations and higher facility expenses. In 1997, the Company recorded a provision of $1,017,000 for the redemption of CPI Redeemable Preferred Stock, which was subsequently redeemed in November 1998.

         Interest income was $960,333 for the year ended December 31, 1998, an increase of $533,689 from the same period in 1997, primarily due to higher cash balances resulting from the Series G Convertible Preferred Stock financing in April and May 1998, which resulted in net proceeds of approximately $21.4 million, and the transaction with Tseng, which resulted in net proceeds of approximately $26.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         CPI has financed its operations since inception primarily with the net proceeds received from the sale of equity securities, including the transaction with Tseng. Financing activities have generated net proceeds of approximately $95.9 million from inception through December 31, 1999. The exercise of previously issued Common Stock warrants during the first two months of 2000 resulted in additional proceeds of approximately $14.0 million.

         At December 31, 1999, CPI had cash and cash equivalents of $32,013,118 (excluding restricted cash of $640,110). CPI's cash position decreased by $5,219,286 for the year ended December 31, 1999, primarily reflecting operating expenses and capital expenditures offset partially by the net proceeds from the issuance of Common Stock and the exercise of stock options and warrants. CPI invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government treasuries. CPI had $640,110 in a restricted account pledged as security for a letter of credit for a security deposit under the lease of its Horsham, Pennsylvania facility, and as security to a letter of credit for a portion of a software lease commitment.

         In 1999, the Company acquired approximately $519,000 in laboratory, computer and office equipment, office furniture and leasehold improvements for its research laboratories and offices in its Horsham facility.

         In October 1999, the Company completed a private placement of 1.555 million shares of Common Stock resulting in net proceeds of approximately $13.5 million. For each share of Common Stock purchased, the purchasers received a warrant to purchase one share of Common Stock at $14 per share expiring on December 31, 2000. In February 2000, the Company received approximately $14.0 million from the exercise of approximately 1.0 million of these Common Stock warrants.

         CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten - year lease which expires in 2008 and which contains two five - year renewal options. The Company believes its facilities will be adequate for the foreseeable future.

         In February and March of 1999, five stockholder class actions were filed against the Company and certain of its officers and directors. The Company believes that the allegations are without merit (see Note 12 of notes to consolidated financial statements included elsewhere in this report).

         CPI anticipates the annual expenditures for preclinical studies, clinical trials, product development, research, selling and marketing, and general and administrative expenses will increase significantly in future years. In anticipation of possible FDA approval for the marketing of Aptosyn(TM) (exisulind), in 1998 the Company began to make preparations and incurred expenses for the commercialization of CPI's first product and continued such preparations in 1999. There can be no assurance that CPI will be able to successfully complete the clinical development of Aptosyn(TM) (exisulind) for any indication, that the FDA will grant approval with respect to any indication within the time frame expected, if at all, that the other developments or expansions in CPI's research, development and commercialization programs will not require additional funding or encounter delays or that, in light of these or other circumstances, CPI will be able to achieve anticipated levels of revenue, expense and cash flow.

         CPI cannot predict the date of its first product approval, if any, the rate of revenue generated from initial product sales, if achieved, or the level of expense which may be associated with such initial product sales. Accordingly, while the Company has no present plans for financing, the Company anticipates that it may require additional financing in the future to continue its research and development programs. Absent sufficient revenue from product sales, CPI plans to finance its anticipated growth and development largely through equity or debt financing and/or strategic alliances with corporate partners. CPI believes, based on its current operating plans, and without benefit of any revenue from product sales if product approval is achieved, that its existing cash and cash equivalents balance of approximately $32.0 million as of December 31, 1999, the $14.0 million received in February 2000 from the exercise of Common Stock warrants together with interest earned on these balances, will provide sufficient working capital to sustain operations into the second half of 2001. However, there can be no assurance the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs or from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to CPI, if at all. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants. Corporate alliances could require the Company to give up certain marketing rights or other rights to its potential products and technology. If additional funds should be needed but are not available, CPI may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by CPI to raise capital on acceptable terms if and when needed would have a material adverse effect on CPI's business, financial condition and results of operations.

INFLATION

         CPI does not believe that inflation has had any significant impact on CPI's business to date.

INCOME TAXES

         As of December 31, 1999, CPI has net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets which will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of December 31, 1999. (See Note 11 of notes to consolidated financial statements included elsewhere in this report.)

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137,"Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which must be adopted by the Company in the year ending December 31, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

YEAR 2000

         The Company has completed implementation of its Year 2000 remediation plan on a timely basis and such remediation plan as implemented addressed all mission critical systems. The Company is not aware of any adverse effects of Year 2000 issues on the Company, including its systems and operations. The Company has no information that indicates that a significant vendor may be unable to sell to the Company or a significant service provider may be unable to provide services to the Company, because of Year 2000 compliance problems.

         Costs directly related to the Year 2000 issue were immaterial as the Company's past infrastructure was built with Year 2000 issues in mind and to minimize these issues. Based on information now known to the Company, the Company does not expect to incur any material costs to address Year 2000 issues in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than three months to ensure principal preservation. As of December 31, 1999 and 1998, the Company was invested in U.S. Government securities and money market funds, which were classified as cash equivalents in the Company's financial statements. The investments had principal (or notional) amounts of $32,013,118 and $37,593,339, respectively, which were equal to their fair value, average interest rates of 4.8% and 5.0%, respectively, and maturities of less than three months.


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

2.           LIST OF FINANCIAL STATEMENT SCHEDULES

             None.

3.           LIST OF EXHIBITS

*2.1 Agreement and Plan of Reorganization dated as of June 23, 1998 among Cell Pathways, Inc. and Tseng Labs, Inc.

****3.1      Certificate of Incorporation as amended November 2, 1998.

****3.2 Amendment to Certificate of Incorporation by way of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.

*3.3         Bylaws of Cell Pathways Inc.

4.1          Reference is made to Exhibits 3.1 and 3.2.

*4.2         Specimen certificate of Registrant.

***4.3 Rights Agreement dated as of December 3, 1998 between Registrant and Registrar and Transfer Company.

****4.4      Form of Warrant issued in Private Placement, October 13, 1999.

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

**10.15 Research and License Agreement, dated June 26, 1991, between Cell Pathways, Inc. and the University of Arizona, as amended.

*10.17 Severance Agreement, dated April 17, 1998, between Tseng Labs, Inc. and John J. Gibbons.

*****10.18   Form of Purchase Agreement in Private Placement, October 13, 1999.

21           Subsidiaries

23.1         Consent of Arthur Andersen LLP

24.1 Power of Attorney. Reference is made to the signature page of this report.

27.1 Financial Data Schedule as of and for the period ended December 31, 1999.



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

*** Previously filed as an exhibit to Registrant's Report on Form 8-K filed December 18, 1998.

**** Previously filed as an exhibit to Registrant's Report on Form 10-K for 1998.

***** Previously filed as an exhibit to Registrant's Registration Statement on Form S-3 (No. 333-93811), declared effective January 7, 2000, and incorporated herein by reference.


(b)      REPORT ON FORM 8-K
             None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CELL PATHWAYS, INC.


                              By:           /s/ ROBERT J. TOWARNICKI
                                 -------------------------------------------
                                 President, Chief Executive Officer and Director
March 27, 2000                   (Principal Executive Officer)

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

         Signature                          Title                               Date
         ---------                          -----                               ----

/s/  WILLIAM A. BOEGER
------------------------------------        Chairman of the Board of            March 27, 2000
         (William A. Boeger)                   Directors

/s/  JOHN J. GIBBONS
------------------------------------        Director                            March 27, 2000
         (John J. Gibbons)

/s/  THOMAS M. GIBSON
------------------------------------        Director                            March 27, 2000
         (Thomas M. Gibson)

/s/  JUDITH A. HEMBERGER
------------------------------------        Director                            March 27, 2000
         (Judith A. Hemberger)

/s/  BRUCE R. ROSS
------------------------------------        Director                            March 27, 2000
         (Bruce R. Ross)

         Signature                          Title                               Date
         ---------                          -----                               ----
/s/  ROBERT J. TOWARNICKI
------------------------------------        President, Chief Executive          March 27, 2000
         (Robert J. Towarnicki)                Officer and Director

/s/  RICHARD H. TROY
------------------------------------        Senior Vice President,              March 27, 2000
         (Richard H. Troy)                     Corporate Development,
                                               General Counsel, Secretary
                                               and Director
/s/  LOUIS M. WIENER
------------------------------------        Director                            March 27, 2000
         (Louis M. Wiener)

/s/  BRIAN J. HAYDEN
------------------------------------        Chief Financial Officer             March 27, 2000
         (Brian J. Hayden)                     Vice President, Finance
                                               (Principal Financial and
                                               Accounting Officer)

                      CELL PATHWAYS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                    Page
                                                                                    ----

         Report of Independent Accountants......................................    F-2

         Consolidated Balance Sheets as of December 31, 1999 and 1998...........    F-3

         Consolidated Statements of Operations for the years ended
         December 31, 1999, 1998 and 1997 and for the period from inception
         (August 10, 1990) to December 31, 1999.................................    F-4

         Consolidated Statement of Stockholders' Equity (Deficit) and Partners'
         Investment for the period from inception (August 10, 1990) to
         December 31, 1999......................................................    F-5 to F-8

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997 and the period from inception
         (August 10, 1990) to December 31, 1999.................................    F-9

         Notes to Consolidated Financial Statements ............................    F-10 to F-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Cell Pathways, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Cell Pathways, Inc. (a Delaware corporation in the development stage) and subsidiaries, as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and partners' investment, and cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (August 10, 1990) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cell Pathways, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (August 10, 1990) to December 31, 1999, in conformity with generally accepted accounting principles.


                                   /s/ Arthur Andersen LLP




Philadelphia, Pennsylvania
February 4, 2000

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                        -------------------------------
                                                                            1999               1998
                                                                        ------------       ------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................................      $ 32,013,118       $ 37,232,404
  Prepaid expenses and other .....................................           875,433            512,474
                                                                        ------------       ------------
        Total current assets .....................................        32,888,551         37,744,878

EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, NET
  (NOTE 4) .......................................................         1,519,655          1,533,634
RESTRICTED CASH ..................................................           640,110            611,172
OTHER ASSETS .....................................................           230,655            343,015
                                                                        ------------       ------------
                                                                        $ 35,278,971       $ 40,232,699
                                                                        ============       ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current installments of obligation under capital lease .........      $    146,260       $    146,260
  Accounts payable ...............................................         1,510,569            601,988
  Accrued leasehold improvement costs ............................                --            161,280
  Accrued compensation ...........................................           669,597            250,056
  Accrued transaction and offering costs .........................            67,386            996,720
  Other accrued liabilities ......................................         1,388,500          1,784,380
                                                                        ------------       ------------
        Total current liabilities ................................         3,782,312          3,940,684
                                                                        ------------       ------------

OBLIGATION UNDER CAPITAL LEASE, EXCLUDING CURRENT
INSTALLMENTS .....................................................            33,917            159,897
                                                                        ------------       ------------

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; none
  issued and outstanding .........................................                --                 --
Common Stock $.01 par value, 70,000,000  shares authorized;
  26,105,894 and 24,279,526 shares issued and outstanding ........           261,059            242,796
Additional paid-in capital .......................................        96,202,177         81,256,094
Stock subscription receivable from issuance of Common Stock ......           (37,000)           (37,000)
Deficit accumulated during the development stage .................       (64,963,494)       (45,329,772)
                                                                        ------------       ------------
        Total stockholders' equity ...............................        31,462,742         36,132,118
                                                                        ------------       ------------
                                                                        $ 35,278,971       $ 40,232,699
                                                                        ============       ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                       PERIOD
                                                     YEAR ENDED DECEMBER 31,                       FROM INCEPTION
                                          ---------------------------------------------------     (AUGUST 10, 1990)
                                                                                                   TO DECEMBER 31,
                                               1999               1998              1997                1999
                                           ------------       ------------       ------------     -----------------
EXPENSES:
   Research and development .........      $ 16,254,858       $ 16,052,232       $  8,756,499       $ 53,383,188
   General and administrative .......         4,849,162          4,253,537            950,057         13,658,207
   Provision for redemption of the
     Redeemable Preferred Stock .....                --                 --          1,017,000          1,017,000
                                           ------------       ------------       ------------       ------------
     Total expenses .................        21,104,020         20,305,769         10,723,556         68,058,395
INTEREST INCOME .....................         1,470,298            960,333            426,644          3,094,901
                                           ------------       ------------       ------------       ------------
NET LOSS ............................      $(19,633,722)      $(19,345,436)      $(10,296,912)      $(64,963,494)
                                           ============       ============       ============       ============
Basic and diluted net loss per Common
Share ...............................      $      (0.79)      $      (3.04)      $      (3.63)
                                           ============       ============       ============
Shares used in computing basic and
   diluted net loss per Common Share         24,772,256          6,369,006          2,838,814
                                           ============       ============       ============




The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (DEFICIT) AND PARTNERS' INVESTMENT
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 1999

                                                                 REDEEMABLE             CONVERTIBLE
                                                               PREFERRED STOCK        PREFERRED STOCK             COMMON STOCK
                                               PARTNERS'       ---------------     ----------------------     ---------------------
                                               INVESTMENT      SHARES    AMOUNT     SHARES       AMOUNT        SHARES       AMOUNT
                                              -----------      ------     ----     -------     ----------     ---------     -------
BALANCE, Inception (August 10, 1990) ......   $        --          --     $ --          --     $       --            --     $    --
 Partner cash contributions in September
   1990 for Class A Partnership Units .....       406,000          --       --          --             --            --          --
 Partner contribution of interest in
   research grant in September 1990
   for Class A Partnership Units, at
   historical cost ........................        48,638          --       --          --             --            --          --
 Net loss .................................            --          --       --          --             --            --          --
                                              -----------      ------     ----     -------     ----------     ---------     -------
BALANCE, December 31, 1990 ................       454,638          --       --          --             --            --          --
 Partner cash contributions in March 1991
   for Class A Partnership Units ..........       406,000          --       --          --             --            --          --
 Partner cash contributions in December
   1991 for Class B Partnership
   Units ..................................       896,563          --       --          --             --            --          --
 Net loss .................................            --          --       --          --             --            --          --
                                              -----------      ------     ----     -------     ----------     ---------     -------
BALANCE, December 31, 1991 ................     1,757,201          --       --          --             --            --          --
 Partner cash contributions in January and
   April 1992 for Class B
   Partnership Units ......................        21,812          --       --          --             --            --          --
 Partner cash contributions in December
   1992 for Class B Partnership Units .....       133,300          --       --          --             --            --          --
 Partner cash contributions in December
   1992 for Class C Partnership Units .....     1,540,000          --       --          --             --            --          --
 Partner cash contributions in December
   1992 for Class D Partnership
   Units ..................................     1,475,027          --       --          --             --            --          --
 Net loss .................................            --          --       --          --             --            --          --
                                              -----------      ------     ----     -------     ----------     ---------     -------
BALANCE, December 31, 1992 ................     4,927,340          --       --          --             --            --          --
 Partner cash contributions in January 1993
   to March 1993 for Class D
   Partnership Units ......................       385,015          --       --          --             --            --          --
 Exchange of interests in the Partnership
   in September 1993 for
   872,000 shares of Series A Convertible
   Preferred Stock ........................      (812,000)         --       --     872,400        812,000            --          --
 Exchange of interests in the Partnership
   in September 1993 for
   848,100 shares of Series B Convertible
   Preferred Stock ........................      (868,000)         --       --     848,100        868,000            --          --
 Exchange of interests in the Partnership
   in September 1993 for
   700,000 shares of Series C Convertible
   Preferred Stock ........................    (1,540,000)         --       --     700,000      1,540,000            --          --
 Exchange of interests in the Partnership
   in September 1993 for
   616,808 shares of Series D Convertible
   Preferred Stock ........................    (1,860,042)         --       --     616,808      1,860,042            --          --
 Exchange of interests in the Partnership
   in September 1993 for
   61,250 shares of Redeemable Preferred
   Stock ..................................          (613)     61,250      613          --             --            --          --
 Exchange of interests in the Partnership
   in September 1993 for
   2,279,500 shares of Common Stock .......      (231,700)         --       --          --             --     2,279,500      22,795
 Net loss .................................   $        --          --     $ --          --     $       --            --     $    --
                                              -----------      ------     ----     -------     ----------     ---------     -------

                                                                 STOCK
                                                             SUBSCRIPTION      STOCK
                                                              RECEIVABLE   SUBSCRIPTION
                                                                FROM         RECEIVABLE      DEFICIT
                                                              ISSUANCE OF      FROM        ACCUMULATED
                                                  ADDITIONAL  CONVERTIBLE    ISSUANCE OF   DURING THE
                                                   PAID-IN     PREFERRED      COMMON       DEVELOPMENT
                                                   CAPITAL       STOCK         STOCK         STAGE
                                                   --------     ---------     -------     -----------
BALANCE, Inception (August 10, 1990) ......        $     --     $      --     $    --     $        --
 Partner cash contributions in September
   1990 for Class A Partnership Units .....              --            --          --              --
 Partner contribution of interest in
   research grant in September 1990
   for Class A Partnership Units, at
   historical cost ........................              --            --          --              --
 Net loss .................................              --            --          --        (252,116)
                                                   --------     ---------     -------     -----------
BALANCE, December 31, 1990 ................              --            --          --        (252,116)
 Partner cash contributions in March 1991
   for Class A Partnership Units ..........              --            --          --              --
 Partner cash contributions in December
   1991 for Class B Partnership
   Units ..................................              --            --          --              --
 Net loss .................................              --            --          --        (738,204)
                                                   --------     ---------     -------     -----------
BALANCE, December 31, 1991 ................              --            --          --        (990,320)
 Partner cash contributions in January and
   April 1992 for Class B
   Partnership Units ......................              --            --          --              --
 Partner cash contributions in December
   1992 for Class B Partnership Units .....              --            --          --              --
 Partner cash contributions in December
   1992 for Class C Partnership Units .....              --            --          --              --
 Partner cash contributions in December
   1992 for Class D Partnership
   Units ..................................              --            --          --              --
 Net loss .................................              --            --          --      (1,391,531)
                                                   --------     ---------     -------     -----------
BALANCE, December 31, 1992 ................              --            --          --      (2,381,851)
 Partner cash contributions in January 1993
   to March 1993 for Class D
   Partnership Units ......................              --            --          --              --
 Exchange of interests in the Partnership
   in September 1993 for
   872,000 shares of Series A Convertible
   Preferred Stock ........................              --            --          --              --
 Exchange of interests in the Partnership
   in September 1993 for
   848,100 shares of Series B Convertible
   Preferred Stock ........................              --            --          --              --
 Exchange of interests in the Partnership
   in September 1993 for
   700,000 shares of Series C Convertible
   Preferred Stock ........................              --            --          --              --
 Exchange of interests in the Partnership
   in September 1993 for
   616,808 shares of Series D Convertible
   Preferred Stock ........................              --            --          --              --
 Exchange of interests in the Partnership
   in September 1993 for
   61,250 shares of Redeemable Preferred
   Stock ..................................              --            --          --              --
 Exchange of interests in the Partnership
   in September 1993 for
   2,279,500 shares of Common Stock .......         208,905            --          --              --
 Net loss .................................        $     --     $      --     $    --     $(2,269,099)
                                                   --------     ---------     -------     -----------


The accompanying notes to consolidated financial statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    AND PARTNERS' INVESTMENT -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 1999





                                                         REDEEMABLE            CONVERTIBLE
                                                      PREFERRED STOCK        PREFERRED STOCK               COMMON STOCK
                                         PARTNERS'   ----------------    -------------------------     ---------------------
                                        INVESTMENT   SHARES    AMOUNT      SHARES         AMOUNT         SHARES       AMOUNT
                                        ----------   ------    ------    ---------     -----------     ---------     -------
BALANCE, December 31, 1993 ..........     $   --     61,250     $613     3,037,308     $ 5,080,042     2,279,500     $22,795
 Issuance of Common Stock for
   services valued
   at $0.41 per share ...............         --         --       --            --              --        16,667         167
 Issuance of 542,761 shares of
   Series E
   Convertible Preferred Stock for
   cash at $4.10 per share ..........         --         --       --       542,761       2,225,320            --          --
 Net loss ...........................                    --       --            --              --            --          --
                                          ------     ------     ----     ---------     -----------     ---------     -------
BALANCE, December 31, 1994 ..........         --     61,250      613     3,580,069       7,305,362     2,296,167      22,962
 Issuance of 1,121,800 shares of
   Series E Convertible Preferred
   Stock for cash at
   $3.15 per share ..................         --         --       --     1,121,800       3,533,670            --          --
 Issuance of 163,701 shares of
   Series E Convertible Preferred
   Stock to effect the
   price change from $4.10 to $3.15
   (Note 6) .........................         --         --       --       163,701              --            --          --
 Conversion of bridge notes payable
   plus interest to 253,633 shares of
   Series E Convertible Preferred
   Stock at a price of
   $3.15 per share (Note 6) .........         --         --       --       253,633         800,199            --          --
 Net loss ...........................         --         --       --            --              --            --          --
                                          ------     ------     ----     ---------     -----------     ---------     -------
BALANCE, December 31, 1995 ..........         --     61,250      613     5,119,203      11,639,231     2,296,167      22,962
 Issuance of 887,661 shares of
   Series E Convertible Preferred
   Stock for cash at
   $3.15 per share, net of offering
   costs of $298,313 ................         --         --       --       887,661       2,497,819            --          --
 Collection of Series E Convertible
   Preferred Stock subscription
   receivable .......................         --         --       --            --              --            --          --
 Issuance of 270,270 shares of
   Series F Convertible Preferred
   Stock for cash at
   $3.70 per share ..................         --         --       --       270,270       1,000,000            --          --
 Issuance of 185,000 shares of
   Common Stock in February 1996
   as bonuses to officers and
   employees valued at $0.32 per
   share ............................         --         --       --            --              --       185,000       1,850
 Issuance of 14,828 shares of Common
   Stock in May 1996 for consulting
   services, valued at
   $0.32 per share ..................         --         --       --            --              --        14,828         148
 Exercise of warrants to purchase
   148 shares of Series E Convertible
   Preferred Stock at
   $3.15 per share ..................         --         --       --           148             466            --          --
 Exercise of options to purchase
   Common Stock at $0.32 per share ..         --         --       --            --              --       222,850       2,229
 Net loss ...........................     $   --         --     $ --            --     $        --            --     $    --
                                          ------     ------     ----     ---------     -----------     ---------     -------


                                                          STOCK
                                                       SUBSCRIPTION       STOCK
                                                        RECEIVABLE     SUBSCRIPTION
                                                           FROM         RECEIVABLE         DEFICIT
                                                        ISSUANCE OF       FROM           ACCUMULATED
                                            ADDITIONAL  CONVERTIBLE     ISSUANCE OF       DURING THE
                                             PAID-IN     PREFERRED        COMMON         DEVELOPMENT
                                             CAPITAL       STOCK           STOCK            STAGE
                                           ----------  ------------    ------------     -------------
BALANCE, December 31, 1993 ..........       $208,905      $     --      $        --      $ (4,650,950)
 Issuance of Common Stock for
   services valued
   at $0.41 per share ...............          6,667            --               --                --
 Issuance of 542,761 shares of
   Series E
   Convertible Preferred Stock for
   cash at $4.10 per share ..........             --       (23,501)              --                --
 Net loss ...........................             --            --               --        (3,110,446)
                                            --------      --------      -----------      ------------
BALANCE, December 31, 1994 ..........        215,572       (23,501)              --        (7,761,396)
 Issuance of 1,121,800 shares of
   Series E Convertible Preferred
   Stock for cash at
   $3.15 per share ..................             --          (125)              --                --
 Issuance of 163,701 shares of
   Series E Convertible Preferred
   Stock to effect the
   price change from $4.10 to $3.15
   (Note 6) .........................             --            --               --                --
 Conversion of bridge notes payable
   plus interest to 253,633 shares of
   Series E Convertible Preferred
   Stock at a price of
   $3.15 per share (Note 6) .........             --            --               --                --
 Net loss ...........................             --            --               --        (3,190,824)
                                            --------      --------      -----------      ------------
BALANCE, December 31, 1995 ..........        215,572       (23,626)              --       (10,952,220)
 Issuance of 887,661 shares of
   Series E Convertible Preferred
   Stock for cash at
   $3.15 per share, net of offering
   costs of $298,313 ................             --            --               --                --
 Collection of Series E Convertible
   Preferred Stock subscription
   receivable .......................             --        20,505               --                --
 Issuance of 270,270 shares of
   Series F Convertible Preferred
   Stock for cash at
   $3.70 per share ..................             --            --               --                --
 Issuance of 185,000 shares of
   Common Stock in February 1996
   as bonuses to officers and
   employees valued at $0.32 per
   share ............................         57,350            --               --                --
 Issuance of 14,828 shares of Common
   Stock in May 1996 for consulting
   services, valued at
   $0.32 per share ..................          4,596            --               --                --
 Exercise of warrants to purchase
   148 shares of Series E Convertible
   Preferred Stock at
   $3.15 per share ..................             --            --               --                --
 Exercise of options to purchase
   Common Stock at $0.32 per share ..         69,084            --               --                --
 Net loss ...........................       $     --      $     --      $        --      $ (4,735,204)
                                            --------      --------      -----------      ------------


The accompanying notes to consolidated financial statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    AND PARTNERS' INVESTMENT -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 1999

                                                     REDEEMABLE                  CONVERTIBLE
                                                   PREFERRED STOCK             PREFERRED STOCK              COMMON STOCK
                                     PARTNERS'  ---------------------     -------------------------     ---------------------
                                    INVESTMENT  SHARES       AMOUNT        SHARES          AMOUNT         SHARES       AMOUNT
                                   -----------  ------     ----------     ---------     -----------     ---------     -------
BALANCE, December 31, 1996 ...     $     --     61,250     $      613     6,277,282     $15,137,516     2,718,845     $27,189
 Issuance of 4,538,675 shares
   of Series F Convertible
   Preferred Stock for cash at
   $3.70 per share, net of
   offering costs
   of $249,239 ...............           --         --             --     4,538,675      16,547,859            --          --
 Exercise of warrants to
   purchase 149,462
   shares of Series E
   Convertible Preferred
   Stock at $3.15 per share ..           --         --             --       149,462         470,805            --          --
 Exercise of warrants to
   purchase 492
   Shares of Series F
   Convertible Preferred
   Stock at $3.70 per share ..           --         --             --           492           1,820            --          --
 Cashless exercise of warrants
   to purchase
   2,476 shares of Series E
   Convertible
   Preferred Stock ...........           --         --             --         2,476              --            --          --
 Exercise of options by
   employees and
   Directors at $0.32 - $0.50
   per share .................           --         --             --            --              --       251,250       2,512
 Issuance of Common Stock to
   director at
   $3.70 per share ...........           --         --             --            --              --        10,000         100
 Issuance of Common Stock to
   consultant, valued at $3.70
   per share .................           --         --             --            --              --        10,000         100
 Collection of stock
   subscription
   receivable ................           --         --             --            --              --            --          --
 Provision for redemption of
   Redeemable
   Preferred Stock ...........           --         --      1,091,387            --              --            --          --
 Net loss ....................     $     --         --     $       --            --     $        --            --     $    --
                                   --------     ------     ----------     ---------     -----------     ---------     -------

                                                  STOCK
                                               SUBSCRIPTION     STOCK
                                                RECEIVABLE    SUBSCRIPTION
                                                   FROM       RECEIVABLE       DEFICIT
                                                 ISSUANCE OF     FROM        ACCUMULATED
                                    ADDITIONAL   CONVERTIBLE   ISSUANCE OF    DURING THE
                                     PAID-IN      PREFERRED      COMMON       DEVELOPMENT
                                     CAPITAL        STOCK        STOCK            STAGE
                                    ---------      -------    ------------   ------------
BALANCE, December 31, 1996 ...      $ 346,602      $(3,121)     $     --      $(15,687,424)
 Issuance of 4,538,675 shares
   of Series F Convertible
   Preferred Stock for cash at
   $3.70 per share, net of
   offering costs
   of $249,239 ...............             --           --            --                --
 Exercise of warrants to
   purchase 149,462
   shares of Series E
   Convertible Preferred
   Stock at $3.15 per share ..             --           --            --                --
 Exercise of warrants to
   purchase 492
   Shares of Series F
   Convertible Preferred
   Stock at $3.70 per share ..             --           --            --                --
 Cashless exercise of warrants
   to purchase
   2,476 shares of Series E
   Convertible
   Preferred Stock ...........             --           --            --                --
 Exercise of options by
   employees and
   Directors at $0.32 - $0.50
   per share .................        109,462           --            --                --
 Issuance of Common Stock to
   director at
   $3.70 per share ...........         36,900           --       (37,000)               --
 Issuance of Common Stock to
   consultant, valued at $3.70
   per share .................         36,900           --            --                --
 Collection of stock
   subscription
   receivable ................             --        3,121            --                --
 Provision for redemption of
   Redeemable
   Preferred Stock ...........        (74,000)          --            --                --
 Net loss ....................      $      --      $    --      $     --      $(10,296,912)
                                    ---------      -------      --------      ------------


The accompanying notes to consolidated financial statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    AND PARTNERS' INVESTMENT -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 1999

                                                      REDEEMABLE                 CONVERTIBLE
                                                    PREFERRED STOCK            PREFERRED STOCK         COMMON STOCK
                                   PARTNERS'    ---------------------    -----------------------   ---------------------
                                  INVESTMENT     SHARES      AMOUNT        SHARES       AMOUNT       SHARES       AMOUNT
                                  ---------     -------    ----------    ----------  -----------   ----------  ---------
BALANCE, December 31, 1997....... $     --       61,250   $1,092,000     10,968,387  $32,158,000    2,990,095  $  29,901
 Issuance of 4,645,879 shares
   of Series G Convertible
   Preferred Stock at $4.75 per
   share, net of offering costs
   of $663,921...................       --           --           --      4,645,879   21,404,004           --         --
Exercise of warrants to
   purchase 65,076 shares of
   Series E Convertible
   Preferred Stock at $3.15
   per share.....................       --           --           --         65,076      204,987           --         --
Exercise of options by
   employees at $0.32 -
   $8.09 per share...............       --           --           --             --           --       65,500        655
Redemption of Redeemable
   Preferred Stock for $546,051
   and 33,052 shares of Common
   Stock.........................       --      (61,250)  (1,092,000)            --           --       33,052        331
Conversion of Preferred Stock
   to Common Stock triggered
   by the transaction with
   Tseng Labs, Inc...............       --           --           --    (15,679,342) (53,766,991)  15,679,342    156,793
Issuance of Common Stock in
   exchange for the Common Stock
   of Tseng Labs, Inc., net of
   transaction costs
   of $1,907,354.................       --           --           --             --           --    5,510,772     55,108
Exercise of Series F warrants
   to purchase 150 shares of
   Common Stock at $3.70 per
   share.........................       --           --           --             --           --          150          2
Exercise of Series G warrants
  to purchase 615 shares of
  Common Stock at $4.75 per
  share..........................       --           --           --             --           --          615          6
Non-employee stock option
  expense........................       --           --           --             --           --           --         --
Net loss.........................       --           --           --             --           --           --         --
                                  ---------   ---------    ----------    ----------  -----------   ----------  ---------

BALANCE, December 31, 1998.......       --           --            --            --           --   24,279,526    242,796
Exercise of options by
   employees at $0.32 - $8.09....       --           --            --            --           --       48,061        481
Exercise of Series F warrants
   to purchase 125,201 shares
   of Common Stock at $3.70
   per share.....................       --           --            --            --           --      125,201      1,252
Exercise of Series G warrants
   to purchase 79,378 shares
   of Common Stock at $4.75
   per share.....................       --           --            --            --           --       79,378        793
Issuance of 1,555,000 shares of
   Common Stock at $9.00 per
   share, net of offering costs
   of $415,855...................       --           --            --            --           --    1,555,000     15,550
Issuance of 18,728 shares of
   Common Stock at
   $6.32 - $9.67 under the
   Employee Stock
   Purchase Plan.................       --           --            --            --           --       18,728        187
Non-employee stock option
   expense.......................       --           --            --            --           --           --         --
Net loss.........................       --           --            --            --           --           --         --
                                  ---------   ---------    ----------    ----------  -----------   ----------  ---------

BALANCE, December 31, 1999....... $     --          --     $      --             --  $        --   26,105,894  $ 261,059
                                  =========   =========    ==========    ==========  -==========   ==========  =========

                                                   STOCK
                                                SUBSCRIPTION        STOCK
                                                 RECEIVABLE     SUBSCRIPTION
                                                    FROM         RECEIVABLE       DEFICIT
                                                 ISSUANCE OF        FROM        ACCUMULATED
                                     ADDITIONAL  CONVERTIBLE    ISSUANCE OF    DURING THE
                                      PAID-IN     PREFERRED         COMMON       DEVELOPMENT
                                      CAPITAL       STOCK            STOCK         STAGE
                                    -----------   ----------       --------    ------------
BALANCE, December 31, 1997......    $   455,864   $     --         $(37,000)   $(25,984,336)
 Issuance of 4,645,879 shares
   of Series G Convertible
   Preferred Stock at $4.75 per
   share, net of offering costs
   of $663,921..................            --         --               --             --
Exercise of warrants to
   purchase 65,076 shares of
   Series E Convertible
   Preferred Stock at $3.15
   per share....................            --         --               --             --
Exercise of options by
   employees at $0.32 -
   $8.09 per share..............       262,739         --               --             --
Redemption of Redeemable
   Preferred Stock for $546,051
   and 33,052 shares of Common
   Stock........................       545,618         --               --             --
Conversion of Preferred Stock
   to Common Stock triggered
   by the transaction with
   Tseng Labs, Inc. ............    53,610,198         --               --             --
Issuance of Common Stock in
   exchange for the Common Stock
   of Tseng Labs, Inc., net of
   transaction costs
   of $1,907,354................    26,364,894         --               --             --
Exercise of Series F warrants
   to purchase 150 shares of
   Common Stock at $3.70
   per share....................           553         --               --             --
Exercise of Series G warrants
  to purchase 615 shares of
  Common Stock at $4.75
  per share.....................          2,915         --               --             --
Non-employee stock option
  expense........................        13,313         --               --              --
Net loss.........................            --         --               --     (19,345,436)
                                    -----------   ----------       --------    ------------

BALANCE, December 31, 1998.......    81,256,094         --          (37,000)    (45,329,772)
Exercise of options by
   employees at $0.32 - $8.09....       276,260         --               --             --
Exercise of Series F warrants
   to purchase 125,201 shares
   of Common Stock at $3.70
   per share.....................       461,992         --               --             --
Exercise of Series G warrants
   to purchase 79,378 shares
   of Common Stock at $4.75
   per share.....................       376,252          --              --             --
Issuance of 1,555,000 shares of
   Common Stock at $9.00 per
   share, net of offering costs
   of $415,855...................    13,563,595          --              --             --
Issuance of 18,728 shares of
   Common Stock at
   $6.32 - $9.67 under the
   Employee Stock
   Purchase Plan.................       170,933          --              --             --
Non-employee stock option
   expense.......................        97,051           --             --             --
Net loss.........................            --           --             --     (19,633,722)
                                    -----------   ----------       --------    ------------

BALANCE, December 31, 1999.......   $96,202,177   $       --       $(37,000)   $(64,963,494)
                                    -==========   ==========       ========    ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                PERIOD FROM
                                                          YEAR ENDED                             INCEPTION
                                                         DECEMBER 31,                            (AUGUST 10,
                                      ---------------------------------------------------         1990) TO
                                             1999               1998               1997       DECEMBER 31, 1999
                                      -------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss .........................     $(19,633,722)     $(19,345,436)     $(10,296,912)     $(64,963,494)
Adjustments to reconcile net loss
  to net cash used in
  operating activities-
   Depreciation expense and
   amortization .....................          532,549           255,197            61,782           920,566
   Issuance of Common Stock for
   services rendered ................               --                --            37,000            48,578
   Issuance of Common Stock options
   for services rendered ............           97,051            13,313                --           110,364
   Provision for redemption of
   Redeemable Preferred Stock .......               --                --         1,017,387         1,017,387
   Write-off of deferred offering
   costs ............................               --           469,515                --           469,515
   Other ............................               --                --                --            68,399
   Increase in prepaid and other
   current assets ...................         (362,959)          (15,176)         (106,882)         (556,807)
   (Increase) decrease in other
   assets ...........................          128,360          (208,248)               --           (79,888)
   Increase (decrease) in accounts
   payable and accrued
   liabilities ......................         (158,372)       (1,558,774)          505,248         1,015,061
                                          ------------      ------------      ------------      ------------
     Net cash flows used in
      operating activities ..........      (19,397,093)      (20,389,609)       (8,782,377)      (61,950,319)
                                          ------------      ------------      ------------      ------------
INVESTING ACTIVITIES:
   Purchase of equipment and
   leasehold improvements ...........         (518,570)       (2,624,383)         (466,164)       (4,918,370)
   Sale of leasehold improvements ...               --         3,000,000                --         3,000,000
   Cash paid for deposits ...........          (16,000)           (6,329)          (17,694)          (50,767)
                                          ------------      ------------      ------------      ------------
      Net cash flows provided by
        (used in) investing
        activities ..................         (534,570)          369,288          (483,858)       (1,969,137)
                                          ------------      ------------      ------------      ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of Common
   Stock, net of
   related offering costs ...........       13,579,145                --                --        13,579,145
  Proceeds from issuance of Common
   Stock under the Employee Stock
   Purchase Plan ....................          171,120                --                --           171,120
  Proceeds from issuance of
   Convertible Preferred Stock, net
   of related offering costs ........               --        21,404,004        16,548,326        47,185,046
  Proceeds from the transaction
   with  Tseng Labs, Inc. ...........               --        27,966,372                --        27,966,372
  Proceeds from exercise of Series
   E, F and G warrants to purchase
   stock ............................          840,289           208,463           472,625         1,521,843
  Decrease in shareholder receivable                --                --             3,121            23,626
  Cash received for Common Stock
   options exercised ................          276,741           263,394           111,974           723,422
  Redemption of Redeemable
   Preferred Stock ..................               --          (546,051)               --          (546,051)
  Proceeds from bridge loan (Note 6)                --                --                --           791,000
  Partner cash contributions ........               --                --                --         5,312,355
  Increase in restricted cash .......          (28,938)         (412,580)           (4,592)         (640,110)
  Principal payments under capital
   lease obligation .................         (125,980)          (29,214)               --          (155,194)
  Proceeds from borrowings ..........               --                --                --           150,000
  Repayment of borrowings ...........               --           (62,502)          (49,175)         (150,000)
                                          ------------      ------------      ------------      ------------
      Net cash flows provided by
       financing activities .........       14,712,377        48,791,886        17,082,279        95,932,574
                                          ------------      ------------      ------------      ------------
Net increase (decrease) in cash and
  cash equivalents ..................       (5,219,286)       28,771,565         7,816,044        32,013,118
CASH AND CASH EQUIVALENTS,
  beginning of period ...............       37,232,404         8,460,839           644,795                --
                                          ------------      ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, end of
  period ............................     $ 32,013,118      $ 37,232,404      $  8,460,839      $ 32,013,118
                                          ============      ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES:
Accrual of leasehold improvements
  payable ...........................     $         --      $         --      $    848,000      $    848,000
                                          ============      ============      ============      ============
Accrual of deferred offering costs ..     $         --      $         --      $    441,375      $    441,375
                                          ============      ============      ============      ============
Conversion of partners' investment
  to Preferred Stock ................     $         --      $         --      $         --      $  5,312,355
                                          ============      ============      ============      ============
Conversion of bridge loan to
  Convertible Preferred Stock .......     $         --      $         --      $         --      $    791,000
                                          ============      ============      ============      ============
Conversion of Convertible Preferred
  Stock for Common Stock ............     $         --      $ 53,766,991      $         --      $ 53,766,991
                                          ============      ============      ============      ============
Issuance of Convertible Preferred
  Stock to investment advisors ......     $         --      $    425,742      $         --      $    540,742
                                          ============      ============      ============      ============
Issuance of Common Stock as payment
  of Management bonus ...............     $         --      $         --      $         --      $     59,200
                                          ============      ============      ============      ============
Redemption of Redeemable Preferred
  Stock for Common Stock ............     $         --      $    545,949      $         --      $    545,949
                                          ============      ============      ============      ============
Sale of Common Stock in exchange for
  stock subscription receivable .....     $         --      $         --      $     37,000      $     37,000
                                          ============      ============      ============      ============
Sale of Convertible Preferred Stock
  in exchange for stock
  subscription receivable ...........     $         --      $         --      $         --      $     23,626
                                          ============      ============      ============      ============
Issuance of Common Stock as payment
  for accounts payable ..............     $         --      $         --      $     37,000      $     48,578
                                          ============      ============      ============      ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.  ORGANIZATION AND BASIS OF PRESENTATION:

    Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Company" is used herein to signify the successor and/or the predecessor corporations. (See Note 3)

    The Company is a pharmaceutical company focused on the research, development and future commercialization of products to prevent and treat cancer. The Company is in the development stage and has not generated any product revenues to date, nor is there any assurance of any future product revenues. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings, corporate alliances or through combinations thereof. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all. The Company will continue to be considered in the development stage until such time as it generates significant revenues from its principal operations. As of December 31, 1999, the Company had a deficit accumulated during the development stage of $64,963,494.

    On November 3, 1998, the Company completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held shell company) in which the Company issued to Tseng stockholders approximately 5.5 million shares of the Company's Common Stock and received net proceeds of approximately $26.4 million (See Note 3). The accompanying financial statements include the accounts of the Company from inception (August 10, 1990) and the accounts of Tseng after November 3, 1998.


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

Cash, Cash Equivalents and Restricted Cash

    For purposes of the statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 1999 and December 31, 1998, approximately $640,000 and $611,000, respectively, of cash and cash equivalents were restricted to secure letters of credit for security deposits on the Company's leases (See Note 12).

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

Basic and Diluted Net Loss Per Common Share

      The Company provides basic and diluted net loss per Common share pursuant to SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per Common share. "Basic" net loss per Common share equals net loss divided by the weighted average Common shares outstanding during the period. "Diluted" net loss per Common share equals net loss divided by the sum of the weighted average Common shares outstanding during the period plus Common stock equivalents. The Company's basic and diluted net loss per share amounts are the same since the assumed exercise of stock options and warrants, conversion of Convertible Preferred Stock and the redemption of Redeemable Preferred Stock are all anti-dilutive. The amount of Common Stock equivalents excluded from the calculation are options and warrants to purchase 3,640,842, 2,128,424 and 616,271 shares of Common Stock, Convertible Preferred Stock convertible into 0, 0 and 10,968,387 shares of Common Stock, warrants to purchase 0, 0 and 194,395 shares of Convertible Preferred Stock convertible into the same number of shares of Common Stock and 0, 0 and 33,052 shares of Common Stock issuable upon redemption of the Redeemable Preferred Stock that were outstanding as of December 31, 1999, 1998 and 1997, respectively.

Comprehensive Income

    Effective with the first quarter of 1998, the Company was subject to the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income (loss) in a full set of general-purpose financial statements. Comprehensive income
(loss) is defined as the total of net income (loss) and all other non-owner changes in equity. For years ended December 31, 1999, 1998 and 1997, the Company's comprehensive loss consists only of the Company's net loss.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137," Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which must be adopted by the Company in the year ending December 31, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

    Effective with the year ended December 31, 1999, the Company was subject to the provisions of Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and the amortization of such costs. SOP 98-5 provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be charged to expense as incurred. The adoption of SOP 98-1 and SOP 98-5 did not have a material impact on the Company's financial position or results of operations.

3.  TRANSACTION WITH TSENG:

    In June 1998, Cell Pathways, Inc., a Delaware corporation, and Tseng, a Utah corporation, entered into an agreement and plan of reorganization (the "Reorganization Agreement"). The Reorganization Agreement provided for (i) the formation of Cell Pathways Holding, Inc., a Delaware corporation ("CPHI"), (ii) the merger of Tseng Sub, Inc., a wholly-owned subsidiary of CPHI, with and into Tseng, (iii) the merger of CPI Sub, Inc., a wholly-owned subsidiary of CPHI, with and into Cell Pathways, Inc. and (iv) the issuance of approximately 23% of the outstanding shares of the Common Stock of CPHI to the Tseng stockholders and approximately 77% of the outstanding shares of the Common Stock of CPHI to the Cell Pathways, Inc. stockholders. In connection with this transaction, the Company raised net proceeds of approximately $26.4 million (see Note 1). As a result of the aforementioned transactions, Tseng and Cell Pathways, Inc., subsequently renamed Cell Pathways Pharmaceuticals, Inc. ("CPP") became wholly-owned subsidiaries of CPHI, subsequently renamed Cell Pathways, Inc. ("CPI"). The transaction closed November 3, 1998 and was accounted for as a reorganization of CPP into CPI with the sale of approximately 23% of CPI Common Stock in exchange for Tseng's net assets. The historical financial statements of the combined Company are the historical financial statements of CPP.


4.  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

     Equipment, furniture and leasehold improvements consisted of the following:


                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------- ------------

                  Furniture and fixtures..................    $  287,539    $  257,412
                  Computer equipment and software.........       827,165       652,031
                  Laboratory equipment....................     1,267,624     1,012,208
                  Office equipment........................         7,225            --
                  Leasehold improvements..................        50,668            --
                                                               ---------    ----------
                                                              $2,440,221    $1,921,651
                                                                (920,566)     (388,017)
                                                               ---------    ----------
                  Less accumulated depreciation and
                  amortization............................    $1,519,655    $1,533,634
                                                              ==========    ==========


     In June 1998, the Company entered into a new facility lease (see Note 12) in which the company received a one-time payment of $3.0 million related to the reimbursement of leasehold improvements made by the Company to the facility. The leasehold improvements that were included in equipment, furniture and leasehold improvements in the accompanying consolidated balance sheets were removed from the Company's assets as they became the property of the new lessor. No gain or loss was recorded on the transaction as the reimbursement was at the net book value of the assets. As of December 31, 1998, the Company had approximately $161,000 accrued in the accompanying consolidated balance sheet related to the remaining payments on leasehold improvements that became the property of the new lessor once purchased during the year ended December 31, 1999.


5.  OTHER ACCRUED LIABILITIES:

Other accrued liabilities consisted of the following:


                                                                      DECEMBER 31,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------- ------------

                  Accrued severance.......................    $       --    $  339,638
                  Accrued consultant fees.................       285,000        49,746
                  Accrued research contracts..............       326,740       681,790
                  Other...................................       776,760       713,206
                                                              ----------    ----------
                                                              $  1,388,500  $  1,784,380
                                                              ============  ============

6.  STOCKHOLDERS' EQUITY:

    As of December 31, 1999 and 1998, the Company was authorized to issue a total of 75,000,000 shares of stock, consisting of 5,000,000 shares of $0.01 par value Preferred Stock, and 70,000,000 shares of $0.01 par value Common Stock.

    In October 1999, the Company sold 1,555,000 shares of Common Stock in a private placement to a group of institutional investors at a price of $9.00 per share, resulting in net proceeds of approximately $13,579,000. With each share of Common Stock purchased the Company issued one warrant for the purchase of the Company's Common Stock at $14.00 per share. The warrants are exercisable until December 31, 2000. In addition, the Company has an agreement to grant warrants to the placement agent of the private placement equal to 3.5% of the total warrants exercised by the purchasers which the purchasing agent brought to the offering. Under the agreement, warrants to purchase up to 39,375 shares of Common Stock may be issued. The warrants issued to the placement agent are exercisable until the later of (i) December 31, 2000 or (ii) 30 days after the exercise of the warrants by the purchasers.

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

    In June through August 1995, the Company borrowed $791,000 from certain of its stockholders. In August 1995, this bridge loan, together with interest at 9%, was converted into 253,633 Series E Convertible Preferred Shares ("Series E") at $3.15 per share. In connection with the bridge loan, warrants to purchase 125,550 shares of Series E at $3.15 per share were issued. In August 1995, the Board of Directors authorized the issuance and sale of up to $7 million of Series E at $3.15 per share, including conversion of the bridge loan. During the year ended December 31, 1995, the Company issued 1,121,800 shares of Series E and warrants to purchase 85,339 shares of Series E at $3.15 per share, resulting in net proceeds to the Company of approximately $3,534,000; and in January through May of 1996, the Company issued 841,306 shares of Series E at $3.15 per share, resulting in net proceeds to the Company of approximately $2,650,000. This offering, including conversion of the bridge loan, resulted in the issuance of 2,216,739 shares of Series E and warrants to purchase 210,889 shares of Series E, resulting in net proceeds of approximately $6,832,000. In May of 1996, the Company issued 46,355 shares of Series E and paid cash of $154,000 as payment for financial advisory services.

    In April 1994, the Company issued 542,761 of Series E and warrants to purchase an additional 18,766 shares of Series E at $4.10 per share resulting in net proceeds to the Company of approximately $2,225,000. In conjunction with the Company's aforementioned 1995 financing, the Series E was re-priced to $3.15 per share, the same price as the 1995 financing. Accordingly, the Company issued an additional 163,701 shares of Series E and warrants to purchase an additional 5,654 shares of Series E at $3.15 per share. In March 1994, the Company issued 16,667 shares of Common Stock as partial payment for financial advisory services.

    During the period of 1990 through 1992, the Company, while in Partnership form, issued Class A, B, C and D partnership units, which resulted in net proceeds to the Company of $812,000, $1,051,675, $1,540,000 and $1,860,042,
respectively. In September 1993, upon conversion of the Company from partnership to corporate form, each class of partnership interest was exchanged for shares of Series A, B, C and D Convertible Preferred Stock, respectively.

    In November 1998, in conjunction with the transaction with Tseng (see Note
3), each share of Series A, B, C, D, E, F and G Convertible Preferred Stock was converted into one share of CPI Common Stock.

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


9.  STOCK OPTIONS, WARRANTS AND PURCHASE PLAN:

    The Company's 1993 Stock Option Plan, which was amended and renamed in 1997 the 1997 Equity Incentive Plan (the "Plan"), authorizes the Company to grant to eligible employees, directors and consultants Common Stock, stock appreciation rights, or options to purchase Common Stock with respect to 2,350,000 shares of Common Stock. As of December 31, 1999, options with respect to 1,898,121 shares have been granted, 523,350 have been exercised, 94,500 have been forfeited, 1,280,271 were outstanding, and 546,379 shares of Common Stock remained eligible for future option grants. The stock options granted may be either incentive stock options ("ISO") or nonstatutory stock options ("NSO"). Such options may be granted only at an exercise price equal to the fair market value of the shares at the date of grant unless such option is granted pursuant to an assumption of or a substitution for another option. The Board of Directors may set the rate at which the options become exercisable and determine when the options expire, subject to the limitations described below. Options granted through June 1999 may be exercised up to ten years following the date of grant. Options granted after June 1999 may be exercised up to the earlier of ten years from the date of grant or 90 days after termination of services. All options will generally become exercisable in the event the Company is sold or has other significant changes in ownership. Generally, options to employees vest ratably over a four-year period. Options granted under the Plan through July 1997 may be immediately exercisable, but any unvested shares exercised are held by the Company and are subject to reacquisition by the Company should employment terminate prior to completion of applicable vesting periods.

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

    In October 1997, the Board of Directors adopted and the stockholders approved the 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") covering an aggregate of 453,925 shares of Common Stock. Pursuant to the terms of the Directors' Plan, each person who first becomes a non-employee Director automatically shall be granted an option to purchase 18,157 shares of Common Stock (the "Inaugural Grant"). On the date of each annual stockholders meeting commencing with the meeting in 1998, each non-employee Director who has served at least one full year as a director is automatically granted an option to purchase 5,447 shares of Common Stock (the "Anniversary Grant"). In addition, the Company granted options to purchase 27,235 shares of Common Stock at the inception of the plan. Options subject to an Inaugural Grant under the Directors' Plan will vest in three equal, annual installments commencing on the first anniversary of the date of the grant of the option. Options subject to an Anniversary Grant under the Directors' Plan will vest in full on the first anniversary of the date of the grant of the option. In addition, certain grants made at the inception of the Director's Plan vested on March 31, 1998. The vesting of all options under the Directors' Plan is conditioned on the continued service of the recipient as a director, employee or consultant of the Company or any affiliate of the Company. As of December 31, 1999, options to purchase 165,227 shares of Common Stock have been granted, none have been exercised or forfeited.

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

    In November 1998, the Company assumed the Tseng Labs, Inc. 1991 Stock Option Plan, the Tseng Labs, Inc. 1991 Special Directors Stock Option Plan and the Tseng Labs, Inc. 1995 Stock Option Plan. The Company assumed the plans in order to administer the remaining options outstanding as of November 4, 1998. The Company has no intention of issuing any options under these plans and has terminated any right to grant further options under the assumed stock option plans. As of December 31, 1999, there are 448,169 options outstanding under these plans to purchase Common Stock at a weighted average exercise price of $8.10 per share.

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

                                                           YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------
                                                   1999              1998             1997
                                              -------------------------------------------------
                  Net loss:
                    As reported...........    $ (19,633,722)    $ (19,345,436)    $ (10,296,912)
                                              =============     =============     =============
                    Pro forma.............    $ (20,398,272)    $ (19,643,828)    $ (10,369,323)
                                              =============     =============     =============
                  Basic and diluted
                  net loss per Common
                  Share:
                    As reported...........    $      (0.79)     $       (3.04)    $       (3.63)
                                              ============      =============     =============
                    Pro forma.............    $      (0.82)     $       (3.08)    $       (3.65)
                                              ============      =============     =============


    The pro forma disclosures made above do not reflect options granted prior to January 1, 1995. Therefore this pro forma compensation cost may not be representative of the effects which SFAS No. 123 may have on the disclosure of pro forma compensation cost in future years. The weighted average fair value of the stock options granted during 1999, 1998 and 1997 was $6.64, $1.93 and $0.92, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                  1999        1998        1997
                                                --------    --------     -------
                  Risk-free interest rate...     6.56%      6.15%        6.15%
                  Expected dividend yield...        0%         0%           0%
                  Expected life ............     6 years    6 years      6 years
                  Expected volatility ......       75%       .45%           0%

Information relative to the Company's stock options is as follows:

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                                   EXERCISE PRICE    EXERCISE PRICE      AGGREGATE
                                                    OPTIONS          (PER SHARE)       (PER SHARE)        PROCEEDS
                                                    ---------    ------------------  --------------     -------------
       Balance as of December 31, 1996.....           476,000    $   0.32  - $0.50    $        0.39     $     183,819
         Granted...........................           455,021        1.00  -  4.75             3.47         1,578,000
         Exercised.........................          (251,250)       0.32  -  0.50             0.45          (111,974)
         Forfeited.........................           (63,500)       0.32  -  3.70             0.85           (54,120)
                                                    ---------    ------------------   -------------     -------------
       Balance as of December 31, 1997.....           616,271        0.32  -  3.70             2.59         1,595,725
         Granted...........................           719,298        4.75  - 12.13             6.39         4,599,069
         Tseng options assumed.............           512,480        3.79  - 24.10             8.10         4,151,701
         Exercised.........................           (65,500)       0.32  -  8.09             4.02          (263,394)
         Forfeited.........................           (11,500)       0.32  -  6.60             0.39            (4,525)
                                                    ---------    ------------------   -------------     -------------
       Balance as of December 31, 1998.....         1,771,049        0.32  - 24.10             5.69        10,078,576
         Granted...........................           179,679        6.81  - 11.00             9.35         1,679,132
         Exercised.........................           (48,061)       0.32  -  8.09             5.76          (276,741)
         Forfeited.........................            (9,000)      6.60  -  12.13             7.11           (63,974)
                                                    ---------    ------------------   -------------     --------------
       Balance as of December 31, 1999.....         1,893,667   $   0.32  - $24.10   $         6.03     $  11,416,993
                                               ==============    ==================   =============     ==============
       Options exercisable as of
         December 31, 1999.................         1,213,659                         $        5.44
                                               ==============                         ============

The weighted average remaining contractual life of all options outstanding at December 31, 1999 is 7.6 years.

The following table summarizes information about the Company's stock options outstanding and exercisable at December 31, 1999 based upon each exercise price:

                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                 ---------------------------------------------------------------------  ------------------------------
                                          NUMBER OF        WEIGHTED         WEIGHTED                       WEIGHTED
                                           OPTIONS          AVERAGE         AVERAGE        NUMBER          AVERAGE
                    RANGE OF             OUTSTANDING       REMAINING        EXERCISE     EXERCISABLE       EXERCISE
                    EXERCISE            AT DECEMBER 31,    CONTRACTUAL        PRICE     AT DECEMBER 31,     PRICE
                     PRICES                  1999          LIFE IN YEARS   (PER SHARE)      1999         (PER SHARE)
                 -----------------      ---------------   ---------------  -----------  --------------   -------------
                 $  0.32  -  $1.00           207,500           6.4          $    0.59      207,500        $   0.59
                    3.70  -   3.79           291,735           7.7               3.72      291,735            3.72
                    4.13  -   4.75           220,676           8.0               4.73      122,561            4.71
                    6.60  -   6.81           627,106           8.5               6.61      210,769            6.60
                    8.09  -   9.29           468,150           6.4               8.35      351,098            8.12
                   11.00  -  12.13            56,892           9.1              11.13        8,388           11.46
                 $ 21.69  - $24.10            21,608           6.1          $   22.28       21,608       $   22.28
                                         -----------                                    ----------
                                           1,893,667                                     1,213,659
                                         ===========                                    ==========

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

    As of November 4, 1998, employees became eligible to participate in the Purchase Plan if they are employed by the Company or an affiliate of the Company designated by the Board. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board, to the purchase of shares of Common Stock. The price of Common Stock purchased under the Purchase Plan will be not less than 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. The Purchase Plan will terminate at the Board's direction. As of December 31, 1999, the Company has issued 18,728 shares under the Purchase Plan.

    In 1994 and 1995, the Company issued warrants to purchase an aggregate of 235,309 shares of Series E at an exercise price of $3.15 per share. All warrants were exercised by August 1997.

    In 1996, the Company issued warrants to purchase 13,514 shares of Series F and during 1997, warrants to purchase 112,329 shares of Series F at an exercise price of $3.70 per share. As a result of the transaction with Tseng in November 1998, the warrants no longer purchased shares of Series F but purchased the equivalent number of shares of Common Stock at an exercise price of $3.70 per share. All remaining Series F warrants were exercised in 1999 resulting in net proceeds to the Company of $463,244.

    In 1998, the Company issued warrants to purchase 227,793 shares of Series G at an exercise price of $4.75 per share. As a result of the transaction with Tseng in November 1998, the warrants no longer purchase shares of Series G. The warrants purchase the equivalent number of shares of Common Stock at an exercise price of $4.75 per share. As of December 31, 1999, warrants to purchase 147,800 shares of Common Stock were outstanding.

    In 1998, the Company issued warrants to purchase 5,000 shares of Common Stock at an exercise price of $6.60 per share, to an investment advisor in consideration for services rendered. These warrants are exercisable through June 30, 2000.

    In 1999, the Company, in conjunction with the private placement of Common Stock, issued warrants to purchase 1,555,000 shares of Common Stock at an exercise price of $14.00 per share. As of December 31, 1999, these warrants were still outstanding. The Company also made an agreement to grant warrants to the placement agent of the private placement equal to 3.5% of the total warrants exercised by the purchasers which the purchasing agent brought to the offering. Under the agreement, warrants to purchase up to 39,375 shares of Common Stock may be issued. The warrants issued to the placement agent are exercisable until the later of (i) December 31, 2000 or (ii) 30 days after the exercise of the warrants by the purchasers. As of December 31, 1999, the Company has not issued any warrants to the purchasing agent.


10.  DEBT:

    In March 1996, the Company borrowed $150,000 from a bank. The note bore interest at a rate of 7.79% and was payable in equal monthly installments through March 1999. During the year ended December 31, 1998, the note was repaid.


11.  INCOME TAXES:

    The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." As of December 31, 1999, the Company had approximately $44,492,000 of net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOLs are subject to examination by the tax authorities and expire between 2008 and 2019.

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

    The components of the net deferred income tax asset at December 31, 1999 and 1998 were as follows:

                                                          DECEMBER 31,
                                              ---------------------------------
                                                   1999                1998
                                              ------------         ------------
            Gross deferred tax asset:
            Net operating loss
              carryforwards ...........       $ 18,748,000         $ 5,293,000
            Capitalized research
              and development
              expenditures ............          2,465,000           8,695,000
            Capitalized start-up
              costs ...................          4,449,000           2,521,000
            Accruals not currently
              deductible ..............            194,000             216,000
            Other .....................             39,000                  --
                                              ------------         -----------
                                                25,895,000          16,725,000
            Gross deferred tax
            liabilities:
            Other .....................             (3,000)                 --

            Less valuation allowance ..        (25,892,000)        (16,725,000)
                                              ------------         -----------
                                              $         --         $        --
                                              ============         ===========

    The Company has not yet achieved profitable operations. Accordingly, management believes the tax assets as of December 31, 1999 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.


12.  COMMITMENTS AND CONTINGENCIES:

Leases

    In June 1998, the Company entered into a ten-year lease for office and laboratory space in Horsham, Pennsylvania. This lease contains two five-year renewal terms.

    In 1998, the Company also entered into a 30-month capital lease agreement to lease software to be used in the research and development activities of the Company. The software acquired under the lease at a cost of $335,371 less accumulated amortization of $190,044 and $55,895 is included in equipment in the accompanying consolidated balance sheets as of December 31, 1999 and 1998, respectively. The interest rate on this capital lease is 12%.

    Aggregate minimum annual payments under the Company's lease commitments are as follows as of December 31, 1999:

                                                                    CAPITAL         CAPITAL
                                                                     LEASE           LEASE
                                                                   ---------       ----------
                  2000 ......................................      $ 156,000       $  856,000
                  2001 ......................................         36,000          882,000
                  2002 ......................................             --          908,000
                  2003 ......................................             --          936,000
                  2004 ......................................             --          964,000
                  thereafter ................................             --        3,602,000
                                                                   ---------       ----------
                  Total minimum lease payments ..............        192,000       $8,148,000
                                                                                   ==========
                  Less: Interest ............................        (11,823)
                                                                   ---------
                  Present value of net minimum lease
                    payments ................................      $ 180,177
                                                                   =========

    Rental expense under the operating leases and other month-to-month leases entered into by the Company totaled approximately $939,000, $815,000 and $121,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Contracts

    The Company contracts with a number of university-based researchers and commercial vendors who provide various research, clinical and product development activities. Such arrangements are generally cancelable at any time.

Litigation

    In February and March of 1999, five stockholder class actions were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania seeking unspecified damages on behalf of various classes of persons, including all persons who purchased Company Common Stock during certain periods in 1998 and 1999. The complaints alleged that the Company made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate which had the effect of artificially inflating the price of the Company's Common Stock. These actions were consolidated into one action in April 1999, and a consolidated amended complaint was filed in late June 1999 asserting a class period extending from October 7, 1998 to February 2, 1999. The litigation is at a very preliminary stage. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.