Form 10-Q
period 2000-03-31
CELL PATHWAYS HOLDINGS INC
filed 2000-05-03
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from _____________ to _____________

Commission File Number:    00024889


                               CELL PATHWAYS, INC.

             (Exact name of registrant as specified in its charter)


                 Delaware                                       23-2969600
-------------------------------------------              -----------------------
      (State or Other Jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                      Identification Number)


702 Electronic Drive Horsham, Pennsylvania                         19044
-------------------------------------------              -----------------------
  (Address of principal executive office)                       (Zip Code)


                                 (215) 706-3800
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes       X         No
                            -----             ------


At April 30, 2000 there were 27,562,477 shares of Common Stock, par value $0.01 per share, outstanding.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

PART 1        FINANCIAL INFORMATION (UNAUDITED)                                         Page
                                                                                        ----
    Item 1    Financial Statements:

              Condensed Consolidated Balance Sheets as of March 31, 2000
              and December 31, 1999.............................................          3

              Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 and for the period from
              inception (August 10, 1990) to March 31, 2000.....................          4

              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 and for the period from
              inception (August 10, 1990) to March 31, 2000.....................          5

              Notes to Condensed Consolidated Financial Statements .............          6 - 7

    Item 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................          8 - 10

    Item 3    Quantitative and Qualitative Disclosures about Market Risk........          11

PART II       OTHER INFORMATION

    Item 1    Legal Proceedings.................................................          12

    Item 2    Change in Securities and Use of Proceeds..........................          12

    Item 6    Exhibits and Reports on Form 8-K..................................          12

              Signatures........................................................          13

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                         MARCH 31,       DECEMBER 31,
                                                                           2000              1999
                                                                       ------------      ------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................       $ 41,832,503      $ 32,013,118
  Prepaid expenses and other....................................          1,739,369           875,433
                                                                       ------------      ------------
        Total current assets....................................         43,571,872        32,888,551

EQUIPMENT, FURNITURE and LEASEHOLD IMPROVEMENTS, NET ...........          1,503,751         1,519,655
OTHER ASSETS....................................................            860,637           870,765
                                                                       ------------      ------------

                                                                       $ 45,936,260      $ 35,278,971
                                                                       ============      ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current installments of obligation under capital lease........       $    146,260      $    146,260
  Accounts payable..............................................          1,438,274         1,510,569
  Other accrued liabilities.....................................          2,324,532         2,125,483
                                                                       ------------      ------------
        Total current liabilities...............................          3,909,066         3,782,312
                                                                       ------------      ------------

OBLIGATION UNDER CAPITAL LEASE, EXCLUDING CURRENT
  INSTALLMENTS..................................................                --             33,917
                                                                       ------------      ------------

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 5,000,000 shares authorized, none
  issued and outstanding .......................................                 --                --
Common Stock $.01 par value, 70,000,000 shares authorized;
  27,506,499 and 26,105,894 shares issued and outstanding.......            275,065           261,059
Additional paid-in capital......................................        113,289,595        96,202,177
Stock subscription receivable from issuance of Common Stock.....            (37,000)          (37,000)
Deficit accumulated during the development stage................        (71,500,466)      (64,963,494)
                                                                       ------------      ------------
        Total stockholders' equity .............................         42,027,194        31,462,742
                                                                       ------------      ------------
                                                                       $ 45,936,260      $ 35,278,971
                                                                       ============      ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                       PERIOD FROM
                                                           THREE MONTHS ENDED           INCEPTION
                                                                MARCH 31,              (AUGUST 10,
                                                     ---------------------------         1990) TO
                                                          2000            1999        MARCH 31, 2000
                                                     -----------     -----------      --------------
    EXPENSES:
       Research and development....................  $ 5,379,962     $ 4,527,893      $ 58,763,150
       General and administrative..................    1,631,211       1,144,544        15,289,418
       Provision for redemption of the
         Redeemable Preferred Stock................           --              --         1,017,000
                                                     -----------     -----------      ------------
         Total expenses............................    7,011,173       5,672,437        75,069,568
    INTEREST INCOME................................      474,201         367,846         3,569,102
                                                     -----------     -----------      ------------
    NET LOSS.......................................  $(6,536,972)    $(5,304,591)     $(71,500,466)
                                                     ===========     ===========      ============

    Basic and diluted net loss per Common Share....  $     (0.24)    $     (0.22)
                                                     ===========     ===========
    Shares used in computing basic and
       diluted net loss per Common Share...........   26,682,240      24,309,333
                                                     ===========     ===========


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                PERIOD FROM
                                                                   THREE MONTHS ENDED            INCEPTION
                                                                        MARCH 31,               (AUGUST 10,
                                                               ----------------------------       1990) TO
                                                                   2000           1999         MARCH 31, 2000
                                                               -----------    -------------    --------------
OPERATING ACTIVITIES:
Net loss...................................................    $(6,536,972)    $(5,304,591)     $(71,500,466)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation expense and amortization...................        185,610         134,368         1,106,176
   Issuance of Common Stock for services rendered..........             --              --            48,578
   Issuance of Common Stock options for services
     rendered..............................................        620,555              --           730,919
   Provision for redemption of Redeemable Preferred
     Stock.................................................             --              --         1,017,387
   Write-off of deferred offering costs....................             --              --           469,515
   Other ..................................................             --              --            68,399
   Increase in prepaid expenses and other current assets ..       (863,936)        (90,579)       (1,420,743)
   (Increase) decrease in other assets.....................         42,996            (200)          (36,892)
   Increase (decrease) in accounts payable and accrued
     liabilities ..........................................        126,754        (429,005)        1,141,815
                                                               -----------     -----------      ------------
     Net cash flows used in operating activities...........     (6,424,993)     (5,690,007)      (68,375,312)
                                                               -----------     -----------      ------------
INVESTING ACTIVITIES:
   Purchase of equipment, furniture and leasehold
     improvements .........................................       (169,706)       (278,218)       (5,088,076)
   Sale of leasehold improvements .........................             --              --         3,000,000
   Cash paid for deposits..................................        (24,673)             --           (75,440)
                                                               -----------     -----------      ------------
   Net cash flows used in investing activities ............       (194,379)       (278,218)       (2,163,516)
                                                               -----------     -----------      ------------
FINANCING ACTIVITIES:
   Proceeds from the issuance of Common Stock, net of
     related offering costs ...............................             --              --        13,579,145
   Proceeds from the issuance of Common Stock under
     the Employee Stock Purchase Plan .....................        159,685              --           330,805
   Proceeds from issuance of Convertible Preferred
     Stock, net of related offering costs..................             --              --        47,185,046
   Proceeds from the transaction with Tseng Labs, Inc. ....             --              --        27,966,372
   Proceeds from the exercise of warrants to purchase
     Common Stock..... ....................................     14,033,000              --        14,033,000
   Proceeds from exercise of Series E, F and G warrants
     to purchase stock ....................................        535,101           4,876         2,056,944
  Proceeds from the exercise of options to purchase
     Common Stock....... ..................................      1,753,083         238,541         2,476,505
  Decrease in shareholder receivable ......................             --              --            23,626
  Redemption of Redeemable Preferred Stock.................             --              --          (546,051)
  Proceeds from bridge loan ...............................             --              --           791,000
  Partner cash contributions ..............................             --              --         5,312,355
  Increase in restricted cash..............................         (8,195)             --          (648,305)
  Principal payments under capital lease obligations.......        (33,917)        (30,200)         (189,111)
  Proceeds from borrowings ................................             --              --           150,000
  Repayment of borrowings .................................             --              --          (150,000)
                                                               -----------     -----------      ------------
     Net cash flows provided by financing activities ......     16,438,757         213,217       112,371,331
                                                               -----------     -----------      ------------
Net increase (decrease) in cash and cash equivalents ......      9,819,385      (5,755,008)       41,832,503
CASH AND CASH EQUIVALENTS, beginning of
  Period ..................................................     32,013,118      37,232,404                --
                                                               -----------     -----------      ------------
CASH AND CASH EQUIVALENTS, end of period ..................    $41,832,503     $31,477,396      $ 41,832,503
                                                               ===========     ===========      ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
Accrual of leasehold improvements payable..................    $        --     $        --      $     848,000
                                                               ===========     ===========      =============
Accrual of deferred offering costs ........................    $        --     $        --      $     441,375
                                                               ===========     ===========      =============
Conversion of partners' investment to Preferred Stock .....    $        --     $        --      $   5,312,355
                                                               ===========     ===========      =============
Conversion of bridge loan to Convertible
  Preferred Stock .........................................    $        --     $        --      $     791,000
                                                               ===========     ===========      =============
Conversion of Convertible Preferred Stock for
  Common Stock.............................................    $        --     $        --      $  53,766,991
                                                               ===========     ===========      =============
Issuance of Convertible Preferred Stock
  to investment advisors ..................................    $        --     $        --      $     540,742
                                                               ===========     ===========      =============
Issuance of Common Stock as payment of
  management bonus ........................................    $        --     $        --      $      59,200
                                                               ===========     ===========      =============
Redemption of Redeemable Preferred Stock for
  Common Stock ............................................    $        --     $        --      $     545,949
                                                               ===========     ===========      =============
Sale of Common Stock in exchange for
  stock subscription receivable ...........................    $        --     $        --      $      37,000
                                                               ===========     ===========      =============
Sale of Convertible Preferred Stock in exchange for
  stock subscription receivable............................    $        --     $        --      $      23,626
                                                               ===========     ===========      =============
Issuance of Common Stock as payment for
   accounts payable .......................................    $        --     $        --      $      48,578
                                                               ===========     ===========      =============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Company" is used herein to signify the successor and/or the predecessor corporations.

         The Company is a pharmaceutical company focused on the research, development and future commercialization of products to prevent and treat cancer. The Company is in the development stage and has not generated any product revenues to date, nor is there any assurance of any future product revenues. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings, corporate alliances or through combinations thereof. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all. The Company will continue to be considered in the development stage until such time as it generates significant revenues from its principal operations. As of March 31, 2000, the Company had a deficit accumulated during the developmental stage of $71,500,466.

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

Basis of Presentation

         The unaudited condensed consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results may not be indicative of the results that may be expected for the year. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

2.       BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company provides basic and diluted net loss per Common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per Common share. "Basic" net loss per Common share equals net loss divided by the weighted average Common shares outstanding during the period. "Diluted" net loss per Common share equals net loss divided by the sum of the weighted average Common shares outstanding during the period plus Common Stock equivalents. The Company's basic and diluted net loss per share amounts are the same since the assumed exercise of stock options and warrants are anti-dilutive. The amount of Common Stock equivalents excluded from the calculation are options and warrants to purchase 2,609,270 and 2,108,737 shares of Common Stock outstanding as of March 31, 2000 and 1999, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and, as of November 3, 1998, the successor to, a Delaware corporation of the same name. As the context requires, the "Company" or "CPI" is used herein to signify the successor and/or the predecessor corporations

         The business of the Company is subject to substantial risks and uncertainties. These risks and uncertainties relate to, among other factors, the absence of product sales; the absence of approved products; the history of operating losses; the early stage of development; the costs, delays and uncertainties inherent in basic pharmaceutical research, drug development, clinical trials and the regulatory approval process, with respect to both the Company's current product candidates and its future product candidates, if any; dependence on development of Aptosyn(TM) (exisulind); the limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; the uncertainty of obtaining regulatory approval of the New Drug Application ("NDA") submitted for the Company's first product candidate, Aptosyn(TM) (exisulind), for familial adenomatous polyposis ("FAP") (a rare disease that puts those afflicted at high risk of developing colon cancer), whether in connection with the adequacy of the data generated in the clinical trials of Aptosyn(TM) (exisulind) or otherwise; the uncertainty of whether the Company's second product candidate will demonstrate safety or effectiveness or that it will ever be submitted for regulatory approval; the uncertainty of the effect of any product approval, if achieved, on the market price of the Common Stock; the timing and scope of any approval which might be received for any compound for any indication in the future; acceptance by providers of healthcare reimbursement; the validity, scope and enforceability of patents; the actions of competitors; dependence upon third parties; product liability; and the need for further financing. These and other risks are detailed in the Company's reports filed from time to time under the Securities Act of 1933 and/or the Securities Exchange Act of 1934, including the sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Other Events" in the Company's reports on Form 10-K for the year ended December 31, 1999, Form 8-K for the month of August 1999, Form S-3 filed in December 1999 and including any future reports and other filings. Current and prospective investors are encouraged to read these filings as they are made from time to time. They are available over the Internet from the SEC in its EDGAR database or directly from the Company. Certain statements made in this document or in those filings, and oral statements which may be made about them, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, such as the risks described above, which could cause actual results and developments to differ materially from those expressed or implied in such statements Given the uncertainties affecting development stage pharmaceutical enterprises like the Company, current and prospective investors are cautioned not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. The Company undertakes no obligation to update or revise such statements or the factors which may relate thereto.

OVERVIEW

         CPI is a development stage pharmaceutical company focused on the research, development and commercialization of products to prevent and treat cancer. From the inception of the Company's business in 1990, operating activities have related primarily to conducting research and development, raising capital and recruiting personnel. The Company's initial investigational new drug application ("IND") was filed with the Food and Drug Administration ("FDA") in December 1993 for human clinical trials of the Company's first product candidate, Aptosyn(TM) (exisulind). The Company filed an IND for its second product candidate, CP 461, in December 1998. In August 1999, the Company submitted to the FDA an NDA for Aptosyn(TM) for FAP, an FDA designated orphan drug indication. The Company is continuing to conduct clinical trials of Aptosyn(TM) and CP 461 for the prevention and treatment of various precancer and cancer indications.

         On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly-held company with no continuing operations which, subsequent to the transaction, became a subsidiary of CPI), in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million. In October 1999, the Company issued 1.555 million shares of Common Stock for net proceeds of approximately $13.5 million. This increased the Common Stock outstanding to 26.1 million shares. During the three months ended March 31, 2000, the Company received approximately $16.5 million primarily from the exercise of previously issued Common Stock warrants and options. This increased the Common Stock outstanding to 27.5 million shares.

         The Company has not received any revenue from the sale of products, and no product candidate of CPI has been approved for marketing. CPI's income has been limited to interest income from investments, and CPI's primary source of capital has been the sale of its equity securities, including the transaction with Tseng. Annual losses were $19,633,722 and $19,345,436 in 1999 and 1998, respectively. As of March 31, 2000 CPI's accumulated deficit was $71,500,466 and its unrestricted cash and cash equivalents were $41,832,503. CPI anticipates that it will continue to incur additional operating losses for the next several years. There can be no assurance that any of CPI's product candidates will be approved for marketing, that CPI will attain profitability or, if profitability is achieved, that CPI will remain profitable on a quarterly or annual basis in the future. CPI's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999. Total expenses for the three months ended March 31, 2000 were $7,011,173, an increase of $1,338,736 or 23.6% from the same period in 1999. Research and development expenses for the three months ended March 31, 2000 were $5,379,962, an increase of $852,069 or 18.8%, from the three months ended March 31, 1999. Such increase was primarily due to a non-cash charge of $620,555 related to the estimated value of Scientific Advisory Board members' stock options, based upon the Company's current stock price, which increased substantially during the period. General and administrative expenses were $1,631,211 for the three months ended March 31, 2000, an increase of $486,667 or 42.5%, from the same period in 1999. Such increase was primarily due to expenses associated with preparations for commercialization of Aptosyn(TM), the Company's lead product.

         Interest income was $474,201 for the three months ended March 31, 2000, an increase of $106,355 or 28.9% from the same period of 1999 due to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         CPI has financed its operations since inception primarily with the net proceeds received from private placements of equity securities and the transaction with Tseng. Financing activities have generated net proceeds of $112,371,331 from inception through March 31, 2000. During the first three months ended March 31, 2000, the Company's cash from financing activities increased $16,438,757, primarily as a result of the exercise of Common Stock warrants and options.

         At March 31, 2000, the Company had cash and cash equivalents of $41,832,503. The Company's cash position increased by $9,819,385 for the three months ended March 31, 2000. The cash used to finance the net loss of $6,536,972 was offset by approximately $16,438,757 related to financing activities, principally the exercise of Common Stock warrants and options as described in
Part II, Item 2. In addition, the Company made deposits of $1,089,688 for the future manufacturing of its first product candidate during the three months ended March 31, 2000. CPI invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government treasuries. CPI had $648,305 in a restricted account pledged as security for a letter of credit for a security deposit under the lease of its Horsham, Pennsylvania facility, and as security to a letter of credit for a portion of a software lease commitment.

         CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten-year lease which expires in 2008 and which contains two five-year renewal options. The Company believes its facilities will be adequate for the foreseeable future.

         During the three months ended March 31, 2000 and 1999, the Company acquired $169,706 and $278,518, respectively, in equipment, furniture and leasehold improvements for its research laboratories and offices in its Horsham facility.

         CPI anticipates that quarterly and annual expenditures for preclinical studies, clinical trials, product development, research, selling, marketing and administrative expenses will increase significantly in future periods. In anticipation of possible FDA approval for the marketing of Aptosyn(TM), the Company has incurred expenses for the commercialization of CPI's first product. Such expenses were expected to be significant in 2000. There can be no assurance that CPI will be able to successfully complete the clinical development of Aptosyn(TM) for FAP or any other indication, that the FDA will grant approval within the time frame expected, if at all, that the other developments or expansions in CPI's research, development and commercialization programs will not require additional funding or encounter delays or that, in light of these or other circumstances, CPI will be able to achieve anticipated levels of revenue, expense and cash flow.

         CPI cannot predict the date of its first product approval, if any, the rate of revenue generated from initial product sales, if achieved, or the level of expense which may be associated with such initial product sales. Accordingly, while the Company has no present plans for financing, the Company anticipates that it may require additional financing in the future to continue its research and development programs. Absent sufficient revenue from product sales, CPI plans to finance its anticipated growth and development largely through equity or debt financing and/or strategic alliances with corporate partners. CPI believes, based on its current operating plans, and without benefit of any revenue from product sales if product approval is achieved, that its existing cash and cash equivalents balance of approximately $41.8 million as of March 31, 2000, together with interest earned on these balances, will provide sufficient working capital to sustain operations into the second half of 2001. However, there can be no assurance the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs or from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to CPI, if at all. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants. Corporate alliances could require the Company to give up certain marketing rights or other rights to its potential products and technology. If additional funds should be needed but are not available, CPI may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by CPI to raise capital on acceptable terms if and when needed would have a material adverse effect on CPI's business, financial condition and results of operations.

INFLATION

         The Company does not believe that inflation has had any significant impact on its business to date.

INCOME TAXES

         As of March 31, 2000, CPI has net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets that will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of March 31, 2000. (Also see Note 11 of notes to consolidated financial statements in the Company's annual report on Form 10-K.)

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

NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the pharmaceutical and biotechnology industries. SAB 101 is effective for fiscal years beginning after December 15, 1999. The impact of adopting SAB 101 had no impact on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

           The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than three months to ensure principal preservation. As of March 31, 2000 and 1999, the Company was primarily invested in U.S. Government securities and money market funds, which were classified as cash and cash equivalents in the Company's financial statements. The investments had principal (or notional) amounts of $41,909,432 and $31,824,446, respectively, which were equal to their fair value, average interest rates of 5.1% and 5.0%, respectively, and maturities of less than three months.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information set forth in Footnote 3 to the notes to the Company's condensed consolidated financial statements included herein is hereby incorporated by reference.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2000, the Company issued 117,247 shares of common stock for $568,102 pursuant to the exercise of previously outstanding warrants issued in 1998; 1,000,000 shares of common stock for $14,000,000 pursuant to the exercise of previously outstanding warrants issued in 1999; and, as part of the placement fee in connection with the financing previously reported on Form 10Q for the third quarter of 1999, a warrant for 34,821 shares of Common Stock exercisable at $14 per share; all pursuant to the exemption provided by Section 4(2) of the Securities Act. The Company plans to use the proceeds from the aforementioned exercises of warrants to support the development of Aptosyn(TM) (exisulind), to support the Company's research and development programs and for general corporate needs.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following is a list of exhibits filed as part of the Form 10-Q.

         27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

(b) There were no reports on Form 8-K filed during the quarter ending March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CELL PATHWAYS,  INC.

Dated: May 2, 2000                   By:  /s/ Robert J. Towarnicki
                                     -------------------------------------------
                                     Robert J. Towarnicki

                                     President, Chief Executive Officer and
                                     Director (Principal Executive Officer)



Dated: May 2, 2000                   By:  /s/ Brian J. Hayden
                                     -------------------------------------------
                                     Brian J. Hayden

                                     Chief Financial Officer; Vice President -
                                     Finance; Treasurer (Principal Financial and
                                     Accounting Officer)