Form 10-Q
period 2000-06-30
CELL PATHWAYS HOLDINGS INC
filed 2000-08-02
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2000 or

/   /  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


       For the transition period from _____________ to _____________

Commission File Number:  00024889


                               CELL PATHWAYS, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                       23-2969600
------------------------------------------           ---------------------------
      (State or Other Jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                      Identification Number)


702 Electronic Drive Horsham, Pennsylvania                         19044
------------------------------------------           ---------------------------
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


                    Yes       X                     No
                           -------                       ------

At July 31, 2000 there were 27,843,456 shares of Common Stock, par value $0.01 per share, outstanding.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000


PART 1   FINANCIAL INFORMATION (UNAUDITED)                                                      Page
------   ---------------------------------                                                     -------
  Item 1  Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30, 2000
          and December 31, 1999                                                                 3

          Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999 and for the period from inception (August 10,
          1990) to June 30, 2000                                                                4

          Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2000 and 1999 and for the period from inception (August 10,
          1990) to June 30, 2000                                                                5 - 6

          Notes to Condensed Consolidated Financial Statements                                  7 - 8

  Item 2  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                               9 - 11

  Item 3  Quantitative and Qualitative Disclosures about Market Risk                            12

PART II  OTHER INFORMATION

  Item 1  Legal Proceedings                                                                     13

  Item 2  Change in Securities and Use of Proceeds                                              13

  Item 4   Submission of Matters to a Vote of Security Holders                                  13

  Item 6  Exhibits and Reports on Form 8-K                                                      14

          Signatures                                                                            15

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                        JUNE 30,        DECEMBER 31,
                                                                          2000              1999
                                                                     -------------      ------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $  35,467,645      $ 32,013,118
  Prepaid expenses and other                                             1,596,815           875,433
                                                                     -------------      ------------
        Total current assets                                            37,064,460        32,888,551

EQUIPMENT, FURNITURE and LEASEHOLD IMPROVEMENTS, NET                     1,512,614         1,519,655
OTHER ASSETS                                                               895,584           870,765
                                                                     -------------      ------------
                                                                     $  39,472,658      $ 35,278,971
                                                                     =============      ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current installments of obligation under capital lease             $     111,315      $    146,260
  Accounts payable                                                       1,375,593         1,510,569
  Other accrued liabilities                                              2,478,995         2,125,483
                                                                     -------------      ------------
        Total current liabilities                                        3,965,903         3,782,312
                                                                     -------------      ------------

Obligation under capital lease, excluding current installments
                                                                                --            33,917
                                                                     -------------      ------------

STOCKHOLDERS' EQUITY :
Preferred Stock, $.01 par value, 10,000,000 and 5,000,000 shares
  authorized, none issued and outstanding                                       --                --
Common Stock, $.01 par value, 150,000,000 and 70,000,000 shares            275,978           261,059
  authorized; 27,597,786 and 26,105,894 shares issued and
  outstanding
Additional paid-in capital                                             113,921,954        96,202,177
Stock subscription receivable from issuance of Common Stock                (37,000)          (37,000)
Deficit accumulated during the development stage                       (78,654,177)      (64,963,494)
                                                                     -------------      ------------
        Total stockholders' equity                                      35,506,755        31,462,742
                                                                     -------------      ------------
                                                                     $  39,472,658      $ 35,278,971
                                                                     =============      ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                                    PERIOD FROM
                                                                                                                     INCEPTION
                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED               (AUGUST 10,
                                                       JUNE 30,                          JUNE 30,                    1990) TO
                                             ----------------------------      ------------------------------      -------------
                                                 2000            1999              2000              1999          JUNE 30, 2000
                                             -----------      -----------      ------------      ------------      -------------
    EXPENSES:
  Research and development                   $ 5,237,800      $ 3,590,342      $ 10,617,762      $  8,118,235      $ 64,000,950

  General and administrative                   2,455,667        1,067,752         4,086,878         2,212,296        17,745,085
  Provision for redemption of the
    Redeemable Preferred Stock                        --               --                --                --         1,017,000
                                             -----------      -----------      ------------      ------------      ------------
    Total expenses                             7,693,467        4,658,094        14,704,640        10,330,531        82,763,035
INTEREST INCOME                                  539,756          325,383         1,013,957           693,229         4,108,858
                                             -----------      -----------      ------------      ------------      ------------
NET LOSS                                     $(7,153,711)     $(4,332,711)     $(13,690,683)     $ (9,637,302)     $(78,654,177)
                                             ===========      ===========      ============      ============      ============

Basic and diluted net loss per Common Share  $     (0.26)     $     (0.18)     $      (0.50)     $      (0.40)
                                             ===========      ===========      ============      ============
Shares used in computing basic and
    diluted  net loss per Common Share        27,569,399       24,340,270        27,125,820        24,324,887
                                             ===========      ===========      ============      ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                PERIOD FROM
                                                                  SIX MONTHS ENDED               INCEPTION
                                                                      JUNE 30,                  (AUGUST 10,
                                                           ------------------------------         1990) TO
                                                               2000              1999          JUNE 30, 2000
                                                           ------------      ------------      -------------
OPERATING ACTIVITIES:
  Net loss                                                 $(13,690,683)     $ (9,637,302)     $ (78,654,177)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation expense and amortization                         387,738           269,224          1,308,304
  Issuance of Common Stock for services rendered                     --                --             48,578
  Issuance of Common Stock options for
   services rendered                                            483,654                --            594,018
  Provision for redemption of Redeemable
   Preferred Stock                                                   --                --          1,017,387
  Write-off of deferred offering costs                               --                --            469,515
  Other                                                              --                --             68,399
  (Increase) decrease in prepaid expenses and                (1,195,335)
  other current assets                                         (638,528)           15,776
  (Increase) decrease in other assets                           (65,764)           77,972           (145,652)
  Increase (decrease) in accounts payable and
   accrued liabilities                                          218,536        (1,398,903)         1,233,597
                                                           ------------      ------------      -------------
    Net cash flows used in operating activities             (13,305,047)      (10,673,233)       (75,255,366)
                                                           ------------      ------------      -------------
INVESTING ACTIVITIES:
  Purchase of equipment, furniture and
  leasehold improvements                                       (380,697)         (300,862)        (5,299,067)
  Sale of leasehold improvements                                     --                --          3,000,000
  Cash paid for deposits                                        (24,673)               --            (75,440)
                                                           ------------      ------------      -------------
    Net cash flows used in investing activities                (405,370)         (300,862)        (2,374,507)
                                                           ------------      ------------      -------------
FINANCING ACTIVITIES:
  Proceeds from the issuance of Common Stock,
   net of related offering costs                                     --                --         13,579,145
  Proceeds from the exercise of warrants to
   purchase Common Stock                                     14,464,494                --         14,464,494
  Proceeds from the issuance of Common Stock
   under the Employee Stock Purchase Plan                       159,685                --            330,805
  Proceeds from issuance of Convertible
   Preferred Stock, net of related offering costs                    --                --         47,185,046
  Proceeds from the transaction with Tseng
   Labs, Inc.                                                        --                --         27,966,372
  Proceeds from exercise of Series E, F and G
   warrants to purchase stock                                   702,050           439,205          2,223,893
  Proceeds from the exercise of options to
   purchase Common Stock                                      1,924,813           275,941          2,648,235
  Decrease in shareholder receivable                                 --                --             23,626
  Redemption of Redeemable Preferred Stock                           --                --           (546,051)
  Proceeds from bridge loan                                          --                --            791,000
  Partner cash contributions                                         --                --          5,312,355
  Increase in restricted cash                                   (17,236)               --           (657,346)
  Principal payments under capital lease
   obligations                                                  (68,862)          (61,110)          (224,056)
  Proceeds from borrowings                                           --                --            150,000
  Repayment of borrowings                                            --                --           (150,000)
                                                           ------------      ------------      -------------
    Net cash flows provided by financing activities          17,164,944           654,036        113,097,518
                                                           ------------      ------------      -------------
  Net increase (decrease) in cash and cash equivalents        3,454,527       (10,320,059)        35,467,645
  CASH AND CASH EQUIVALENTS, beginning of period             32,013,118        37,232,404                 --
                                                           ------------      ------------      -------------
  CASH AND CASH EQUIVALENTS, end of period                 $ 35,467,645      $ 26,912,345      $  35,467,645
                                                           ============      ============      =============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)

                                                                               PERIOD FROM
                                                      SIX MONTHS ENDED          INCEPTION
                                                          JUNE 30,             (AUGUST 10,
                                                 -------------------------       1990) TO
                                                    2000           1999       JUNE 30, 2000
                                                 ----------     ----------    -------------
SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES:
Accrual of leasehold improvements payable        $       --     $       --     $   848,000
                                                 ==========     ==========     ===========
Accrual of deferred offering costs               $       --     $       --     $   441,375
                                                 ==========     ==========     ===========
Conversion of partners' investment to            $       --     $       --     $ 5,312,355
                                                 ==========     ==========     ===========
 Preferred Stock
Conversion of bridge loan to Convertible
 Preferred Stock                                 $       --     $       --     $   791,000
                                                 ==========     ==========     ===========
Conversion of Convertible Preferred Stock
 for Common Stock                                $       --     $       --     $53,766,991
                                                 ==========     ==========     ===========
Issuance of Convertible Preferred Stock to
 investment advisors                             $       --     $       --     $   540,742
                                                 ==========     ==========     ===========
Issuance of Common Stock as payment of
 management bonus                                $       --     $       --     $    59,200
                                                 ==========     ==========     ===========
Redemption of Redeemable Preferred Stock for
 Common Stock                                    $       --     $       --     $   545,949
                                                 ==========     ==========     ===========
Sale of Common Stock in exchange for stock
 subscription receivable                         $       --     $       --     $    37,000
                                                 ==========     ==========     ===========
Sale of Convertible Preferred Stock in
 exchange for stock subscription receivable      $       --     $      --      $    23,626
                                                 ==========     ==========     ===========
Issuance of Common Stock as payment for
 accounts payable                                $       --     $       --     $    48,578
                                                 ==========     ==========     ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Company" is used herein to signify the successor and/or the predecessor corporations.

         The Company is a pharmaceutical company focused on the research, development and future commercialization of products to prevent and treat cancer. The Company is in the development stage and has not generated any product revenues to date, nor is there any assurance of any future product revenues. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings, corporate alliances or through combinations thereof. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all. The Company will continue to be considered in the development stage until such time as it generates significant revenues from its principal operations. As of June 30, 2000, the Company had a deficit accumulated during the developmental stage of $78,654,177.

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

Basis of Presentation

         The unaudited condensed consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results may not be indicative of the results that may be expected for the year. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

2.       BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company provides basic and diluted net loss per Common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per Common share. "Basic" net loss per Common share equals net loss divided by the weighted average Common shares outstanding during the period. "Diluted" net loss per Common share equals net loss divided by the sum of the weighted average Common shares outstanding during the period plus Common Stock equivalents. The Company's basic and diluted net loss per share amounts are the same since the assumed exercise of stock options and warrants are anti-dilutive. The amount of Common Stock equivalents excluded from the calculation are options and warrants to purchase 2,561,299 and 2,043,408 shares of Common Stock as of June 30, 2000 and 1999, respectively.

3.       LITIGATION

         In February and March of 1999, five stockholder class actions were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania seeking unspecified damages on behalf of various classes of persons, including all persons who purchased Company Common Stock during certain periods in 1998 and 1999. The complaints alleged that the Company made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate, which had the effect of artificially inflating the price of the Company's Common Stock. These actions were consolidated into one action in April 1999, and a consolidated amended complaint was filed in late June 1999 asserting a class period extending from October 7, 1998 to February 2, 1999. The litigation is at a very preliminary stage. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and, as of November 3, 1998, the successor to, a Delaware corporation of the same name. As the context requires, the "Company" or "CPI" is used herein to signify the successor and/or the predecessor corporations

         The business of the Company is subject to substantial risks and uncertainties. These risks and uncertainties relate to, among other factors, the absence of product sales; the absence of approved products; the history of operating losses; the early stage of development; the costs, delays and uncertainties inherent in basic pharmaceutical research, drug development, clinical trials and the regulatory approval process, with respect to both the Company's current product candidates and its future product candidates, if any; dependence on development of Aptosyn(TM) (exisulind); the limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; the uncertainty of obtaining regulatory approval of the New Drug Application ("NDA") submitted for the Company's first product candidate, Aptosyn(TM), for familial adenomatous polyposis ("FAP") (a rare disease that puts those afflicted at high risk of developing colon cancer), whether in connection with the adequacy of the data generated in the clinical trials of Aptosyn(TM) or otherwise; the uncertainty of whether the Company's second product candidate will demonstrate safety or effectiveness or that it will ever be submitted for regulatory approval; the uncertainty of the effect of any product approval, if achieved, on the market price of the Common Stock; the timing and scope of any approval which might be received for any compound for any indication in the future; acceptance by providers of healthcare reimbursement; the validity, scope and enforceability of patents; the actions of competitors; dependence upon third parties; product liability; and the need for further financing. These and other risks are detailed in the Company's reports filed from time to time under the Securities Act of 1933 and/or the Securities Exchange Act of 1934, including the sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Other Events" in the Company's reports on Form 10-K for the year ended December 31, 1999, Form 8-K filed in August 1999, Form S-3 filed in December 1999 and including any future reports and other filings. Current and prospective investors are encouraged to read these filings as they are made from time to time. They are available over the Internet from the SEC in its EDGAR database or directly from the Company. Certain statements made in this document or in those filings, and oral statements which may be made about them, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, such as the risks described above, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Given the uncertainties affecting development stage pharmaceutical enterprises like the Company, current and prospective investors are cautioned not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. The Company undertakes no obligation to update or revise such statements or the factors which may relate thereto.

OVERVIEW

         CPI is a development stage pharmaceutical company focused on the research, development and commercialization of products to prevent and treat cancer. From the inception of the Company's business in 1990, operating activities have related primarily to conducting research and development, raising capital and recruiting personnel. The Company's initial investigational new drug application ("IND") was filed with the Food and Drug Administration ("FDA") in December 1993 for human clinical trials of the Company's first product candidate, Aptosyn(TM). The Company filed an IND for its second product candidate, CP 461, in December 1998. In August 1999, the Company submitted to the FDA an NDA for Aptosyn(TM) for FAP, a FDA designated orphan drug indication. The Company is continuing to conduct clinical trials of Aptosyn(TM) and CP 461 for the prevention and treatment of various precancer and cancer indications.

         On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly-held company with no continuing operations which, subsequent to the transaction, became a subsidiary of CPI), in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million. In October 1999, the Company issued 1.555 million shares of Common Stock for net proceeds of approximately $13.5 million. This increased the Common Stock outstanding to 26.1 million shares. During the six months ended June 30, 2000, the Company received approximately $17.3 million primarily from the exercise of previously issued Common Stock warrants and options. This increased the Common Stock outstanding to 27.6 million shares.

         The Company has not received any revenue from the sale of products, and no product candidate of CPI has been approved for marketing. CPI's income has been limited to interest income from investments, and CPI's primary source of capital has been the sale of its equity securities, including the transaction with Tseng. Annual losses were $19,633,722 and $19,345,436 in 1999 and 1998, respectively. As of June 30, 2000, CPI's accumulated deficit was $78,654,177 and its unrestricted cash and cash equivalents were $35,467,645. CPI anticipates that it will continue to incur additional operating losses for the next several years. There can be no assurance that any of CPI's product candidates will be approved for marketing, that CPI will attain profitability or, if profitability is achieved, that CPI will remain profitable on a quarterly or annual basis in the future. CPI's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS

  Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999. Total expenses for the three months ended June 30, 2000 were $7,693,467, an increase of $3,035,373 or 65.2% from the same period in 1999. Research and development expenses for the three months ended June 30, 2000 were $5,237,800, an increase of $1,647,458 or 45.9%, from the three months ended June 30, 1999. Such increase was primarily due to purchases of raw material of Apotsyn(TM) for clinical supplies and in preparation for the production of commercial product. General and administrative expenses were $2,455,667 for the three months ended June 30, 2000, an increase of $1,387,915 or 130.0%, from the same period in 1999. Such increase was primarily due to expenses associated with preparations for the commercialization of Aptosyn(TM).

         Interest income was $539,756 for the three months ended June 30, 2000, an increase of $214,373 or 65.9% from the same period of 1999 primarily due to higher average cash balances.

  Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999. Total expenses for the six months ended June 30, 2000 were $14,704,640, an increase of $4,374,109 or 42.3% from the same period in 1999. Research and development expenses for the six months ended June 30, 2000 were $10,617,762, an increase of $2,499,527 or 30.8%, from the six months ended June 30, 1999. Such increase was due to purchases of raw material of Apotsyn(TM) for clinical supplies and in preparation for the production of commercial product and a non-cash charge of approximately $484,000 related to the estimated value of stock options previously granted to scientific advisory board members, based upon the Company's current stock price at June 30, 2000, which stock price had increased substantially during the six months ended June 30, 2000. General and administrative expenses were $4,086,878 for the six months ended June 30, 2000, an increase of $1,874,582 or 84.7%, from the same period in 1999. Such increase was primarily due to expenses associated with preparations for the commercialization of Aptosyn(TM).

         Interest income was $1,013,957 for the six months ended June 30, 2000, an increase of $320,728 or 46.3% from the same period of 1999 primarily due to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         CPI has financed its operations since inception primarily with the net proceeds received from private placements of equity securities and the transaction with Tseng. Financing activities have generated net proceeds of $113,097,518 from inception through June 30, 2000. During the six months ended June 30, 2000, the Company's cash from financing activities increased $17,164,944, primarily as a result of the exercise of Common Stock warrants and options.

         At June 30, 2000, the Company had cash and cash equivalents of $35,467,645, an increase of $3,454,527 from the cash and cash equivalent position at December 31, 1999. Cash was used to finance the net loss of $13,690,683 in the first six months of 2000. Such use of cash was offset by approximately $17,164,944 from financing activities, principally the exercise of Common Stock warrants and options as further described in Part II, Item 2. Subsequent to June 30, 2000, the Company has received approximately $3,440,000 primarily from the exercise of warrants to purchase Common Stock. During the six months ended June 30, 2000, the Company made advance payments of $1,089,688 towards future manufacturing expenses for Apotsyn(TM). CPI invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government treasuries. CPI had $657,346 in a restricted account pledged as security for a letter of credit for a security deposit under the lease of its Horsham, Pennsylvania facility, and as security to a letter of credit for a portion of a software lease commitment.

         In July 2000, the Company signed a Master Loan and Security Agreement ("the Agreement") to provide financing for past and future equipment purchases. The Agreement allows for the Company to borrow up to $2.0 million in various installments over a year period. Each installment is repayable over 48 months.

         CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten - year lease which expires in 2008 and which contains two five - year renewal options. The Company believes its facilities will be adequate for the foreseeable future.

         During the six months ended June 30, 2000 and 1999, the Company acquired $380,697 and $300,862, respectively, in equipment, furniture and leasehold improvements for its research laboratories and offices in its Horsham facility.

         CPI anticipates that quarterly and annual expenditures for preclinical studies, clinical trials, product development, research, selling, marketing and administrative expenses will increase significantly in future periods. In anticipation of possible FDA approval of Aptosyn(TM) for FAP, the Company has incurred commercialization expenses. Such expenses are expected to be significant in 2000. There can be no assurance that CPI will be able to successfully complete the clinical development of Aptosyn(TM) for FAP or any other indication, that the FDA will grant approval within the time frame expected, if at all, that the other developments or expansions in CPI's research, development and commercialization programs will not require additional funding or encounter delays or that, in light of these or other circumstances, CPI will be able to achieve anticipated levels of revenue, expense and cash flow.

         CPI cannot predict the date of its first product approval, if any, the rate of revenue generated from initial product sales, if achieved, or the level of expense which may be associated with such initial product sales. Accordingly, the Company anticipates that it may require additional financing in the future to continue its research and development programs. Absent sufficient revenue from product sales, CPI plans to finance its anticipated growth and development largely through equity or debt financing and/or strategic alliances with corporate partners. CPI believes, based on its current operating plans, and without benefit of any revenue from product sales if product approval is achieved, that its existing cash and cash equivalents balance of approximately $35.5 million as of June 30, 2000, together with interest earned on these balances, will provide sufficient working capital to sustain operations into the second half of 2001. However, there can be no assurance the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs or from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to CPI, if at all. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants. Corporate alliances could require the Company to give up certain marketing rights or other rights to its potential products and technology. If additional funds should be needed but are not available, CPI may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by CPI to raise capital on acceptable terms if and when needed would have a material adverse effect on CPI's business, financial condition and results of operations.

INFLATION

         The Company does not believe that inflation has had any significant impact on its business to date.

INCOME TAXES

         As of June 30, 2000, CPI has net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets that will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of June 30, 2000. (Also see Note 11 of notes to consolidated financial statements in the Company's annual report on Form 10-K.)

         The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company greater than 50% within a three-year period results in an annual limitation on CPI's ability to utilize its NOLs from tax periods prior to the ownership change. The Company believes that the transaction with Tseng triggered such limitation. However, the Company does not expect such limitation to have a significant impact on its operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

           The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than three months to ensure principal preservation. As of June 30, 2000 and 1999, the Company was primarily invested in U.S. Government securities and money market funds, which were classified as cash and cash equivalents and restricted cash (included in other assets) in the Company's financial statements. The investments had principal (or notional) amounts of $36,731,934 and $28,585,599, respectively, which were equal to their fair value, average interest rates of 5.4% and 4.3%, respectively, and maturities of less than three months.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The information set forth in Footnote 3 to the notes to the Company's condensed consolidated financial statements included herein is hereby incorporated by reference.

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2000, the Company issued 35,147 shares of Common Stock for $166,948 pursuant to the exercise of previously outstanding warrants issued in 1998; 30,821 shares of Common Stock for $431,494 pursuant to the exercise of previously outstanding warrants issued in 1999; and, as part of the placement fee in connection with the financing previously reported on Form 10-Q for the third quarter of 1999, a warrant for 179 shares of Common Stock exercisable at $14 per share; all pursuant to the exemption provided by Section 4(2) of the Securities Act. The Company plans to use the proceeds from the aforementioned exercises of warrants to support the development of Aptosyn(TM), to support the Company's research and development programs and for general corporate needs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Stockholders held on May 31, 2000, the following matters were submitted to a vote of security holders:

a) Three directors were elected for terms of three years each, as follows:

                         Votes             Votes          Votes         % of Outstanding
Director                  FOR             AGAINST        WITHHELD          Voting FOR
--------                 -----            -------        --------       ----------------
William A. Boeger      24,118,087           --           284,516              87.68%

John J. Gibbons        24,116,515           --           286,088              87.68%

Randall M. Toig        24,121,780           --           280,823              87.69%

b) Approval of an amendment to the 1997 Equity Incentive Plan ("the Plan") to increase the authorized number of shares of the Common Stock which may be issued or made subject of awards under the Plan by 3,250,000 to a total of 5,600,000, including all shares authorized since the inception of the Plan in 1993.

    The stockholders approved the amendment to the Plan by a vote of 14,528,920 in favor, 1,091,263 against, 129,976 abstentions and 8,652,444 broker non-votes.

c) Adoption of an amendment to the Certificate of Incorporation to increase the total number of shares of stock the Company is authorized to issue to 160,000,000 shares, consisting of 150,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock with each class of stock having a par value of $0.01.

    The stockholders adopted the amendment to the Certificate of Incorporation by a vote of 14,653,878 in favor, 960,535 against, 127,097 abstentions and 8,661,093 broker non- votes.

d) Ratification of the selection of Arthur Andersen LLP as independent auditors of the Company for 2000.

   The stockholders ratified the selection of Arthur Andersen LLP as independent auditors of the Company by a vote of 24,222,828 in favor, 127,089 against and 52,686 abstentions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following is a list of exhibits filed as part of the Form 10-Q.

         3.1 Certificate of Incorporation as amended November 2, 1998.

         3.2 Amendment to Certificate of Incorporation by way of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as amended December 15, 1998.

         3.3 Amendment to the Certificate of Incorporation as amended June 6, 2000.

         10.3 1997 Equity Incentive Plan of Cell Pathways, Inc. as amended May 31, 2000.

         27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

(b) There were no reports on Form 8-K filed during the quarter ending June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CELL PATHWAYS, INC.

Dated: August 2, 2000             By:  /s/ Robert J. Towarnicki
                                  -----------------------------
                                  Robert J. Towarnicki

                                  President, Chief Executive Officer and
                                  Director (Principal Executive Officer)



Dated: August 2, 2000             By:  /s/ Brian J. Hayden
                                  -----------------------------
                                  Brian J. Hayden

                                  Chief Financial Officer; Vice President -
                                  Finance; Treasurer (Principal Financial and
                                  Accounting Officer)