Form 10-Q
period 2000-09-30
CELL PATHWAYS HOLDINGS INC
filed 2000-11-03
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _____________ to _____________

Commission File Number:    00024889


                               CELL PATHWAYS, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                23-2969600
     -------------------------------              ----------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)               Identification Number)


702 Electronic Drive Horsham, Pennsylvania                       19044
------------------------------------------              ------------------------
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


At October 31, 2000 there were 27,873,457 shares of Common Stock, par value $0.01 per share, outstanding.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000


PART 1        FINANCIAL INFORMATION (UNAUDITED)                                         Page
                                                                                        ----
    Item 1    Financial Statements:

              Condensed Consolidated Balance Sheets as of September 30, 2000
              and December 31, 1999.............................................           2

              Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999 and for the
              period from inception (August 10, 1990) to September 30, 2000.....           3

              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 and for the period
              from inception (August 10, 1990) to September 30, 2000............           4 - 5

              Notes to Condensed Consolidated Financial Statements .............           6 - 7

    Item 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................           8 - 11

    Item 3    Quantitative and Qualitative Disclosures about Market Risk........          11

PART II       OTHER INFORMATION

    Item 1    Legal Proceedings.................................................          12

    Item 2    Change in Securities and Use of Proceeds..........................          12

    Item 6    Exhibits and Reports on Form 8-K..................................          12

              Signatures........................................................          13

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             2000             1999
                                                                             ----             ----
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................          $31,329,307      $32,013,118
  Prepaid expenses and other....................................            1,629,178          875,433
                                                                          -----------      -----------
        Total current assets....................................           32,958,485       32,888,551

EQUIPMENT, FURNITURE and LEASEHOLD IMPROVEMENTS, NET ...........            1,346,222        1,519,655
OTHER ASSETS (NOTE 4) ..........................................            1,073,251          870,765
                                                                          -----------      -----------
                                                                          $35,377,958      $35,278,971
                                                                          ===========      ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current installments of notes payable (Note 3)................             $236,445          $    --
  Current installments of obligation under capital lease........               75,312          146,260
  Accounts payable..............................................              611,839        1,510,569
  Other accrued liabilities.....................................            2,638,291        2,125,483
                                                                          -----------      -----------
        Total current liabilities...............................            3,561,887        3,782,312
                                                                          -----------      -----------

Notes payable, excluding current installments (NOTE  3) ........              500,460               --
Obligation under capital lease, excluding current installments..                   --           33,917
                                                                          -----------      -----------

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 10,000,000 and 5,000,000 shares
  authorized, none issued and outstanding ......................                   --               --
Common Stock, $.01 par value, 150,000,000 and 70,000,000 shares authorized; 27,873,457 and 26,105,894 shares issued and
  outstanding ..................................................              278,734          261,059
Additional paid-in capital......................................          117,207,471       96,202,177
Stock subscription receivable from issuance of Common Stock.....             (37,000)         (37,000)
Deficit accumulated during the development stage................         (86,133,594)     (64,963,494)
                                                                         ------------     ------------
        Total stockholders' equity .............................           31,315,611       31,462,742
                                                                           ----------       ----------
                                                                          $35,377,958      $35,278,971
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

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                                  PERIOD FROM
                                                                                                                    INCEPTION
                                                                                                                   (AUGUST 10,
                                                     THREE MONTHS ENDED             NINE MONTHS ENDED               1990) TO
                                                        SEPTEMBER 30,                  SEPTEMBER 30,              SEPTEMBER 30,
                                                        -------------                  -------------              -------------
                                                    2000            1999           2000           1999                2000
                                                 -----------    -----------   ------------    ------------        ------------
    EXPENSES:
       Research and development...............    $5,909,609     $3,526,994    $16,527,371     $11,645,229         $69,910,559
       General and administrative.............     2,098,450      1,245,987      6,185,328       3,458,283          19,843,535
       Provision for redemption of the
         Redeemable Preferred Stock...........            --             --             --              --           1,017,000
                                                 -----------    -----------   ------------    ------------        ------------
         Total expenses.......................     8,008,059      4,772,981     22,712,699      15,103,512          90,771,094
    INTEREST INCOME...........................       528,642        322,265      1,542,599       1,015,494           4,637,500
                                                 -----------    -----------   ------------    ------------        ------------
    NET.LOSS..................................   $(7,479,417)   $(4,450,716)  $(21,170,100)   $(14,088,018)       $(86,133,594)
                                                 ===========    ===========   ============    ============        ============

    Basic and diluted net loss per Common
       Share..................................        $(0.27)        $(0.18)        $(0.77)         $(0.58)
                                                  ==========     ==========     ==========      ==========

    Shares used in computing basic and
       diluted  net loss per Common Share.....    27,794,658     24,521,598     27,350,393      24,391,178
                                                  ==========     ==========     ==========      ==========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                    NINE MONTHS ENDED                   (AUGUST 10,
                                                                      SEPTEMBER 30,                      1990) TO
                                                              --------------------------------         SEPTEMBER 30,
                                                                  2000                1999                 2000
                                                              ------------        ------------         ------------
         OPERATING ACTIVITIES:
           Net loss.......................................    $(21,170,100)       $(14,088,018)        $(86,133,594)
         Adjustments to reconcile net loss to net cash
           used in operating activities:
           Depreciation expense and amortization..........         590,751             406,434            1,511,317
           Issuance of Common Stock for services
             rendered.....................................              --                  --               48,578
           Issuance of Common Stock options for
             services rendered............................         214,660                  --              325,024
           Provision for redemption of Redeemable
             Preferred Stock..............................              --                  --            1,017,387
           Write-off of deferred offering costs...........              --                  --              469,515
           Other..........................................              --                  --               68,399
           (Increase) decrease in prepaid expenses and
             other current assets.........................        (738,745)           (142,948)          (1,295,552)
           (Increase) decrease in other assets............        (192,671)             96,909             (272,559)
           Increase (decrease) in accounts payable and
             accrued liabilities..........................        (385,922)           (985,670)             629,139
                                                               -----------         -----------          -----------
             Net cash flows used in operating activities..     (21,682,027)        (14,713,293)         (83,632,346)
                                                               -----------         -----------          -----------
         INVESTING ACTIVITIES:
           Purchase of equipment, furniture and
             leasehold improvements ......................        (417,318)           (342,689)          (5,335,688)
           Sale of leasehold improvements.................              --                  --            3,000,000
           Cash paid for deposits.........................           2,073             (16,000)             (48,694)
                                                               -----------         -----------          -----------
            Net cash flows used in investing activities...        (415,245)           (358,689)          (2,384,382)
                                                               -----------         -----------          -----------
         FINANCING ACTIVITIES:
           Proceeds from the issuance of Common Stock,
            net of related offering costs.................              --                  --           13,579,145
           Proceeds from the exercise of warrants to
            purchase Common Stock.........................      17,743,000                  --           17,743,000
           Proceeds from the issuance of Common Stock
            under the Employee Stock Purchase Plan........         346,651             171,120              517,771
           Proceeds from issuance of Convertible
            Preferred Stock, net of related offering
            costs.........................................              --                  --           47,185,046
           Proceeds from the transaction with Tseng
            Labs, Inc. ...................................              --                  --           27,966,372
           Proceeds from exercise of Series E, F and G
            warrants to purchase stock ...................         702,050             840,288            2,223,893
           Proceeds from the exercise of options to
            purchase Common Stock.........................       2,016,608             276,741            2,740,030
           Decrease in shareholder receivable.............              --                  --               23,626
           Redemption of Redeemable Preferred Stock.......              --                  --             (546,051)
           Proceeds from bridge loan......................              --                  --              791,000
           Partner cash contributions.....................              --                  --            5,312,355
           Increase in restricted cash....................         (26,888)                 --             (666,998)
           Principal payments under capital lease
            obligations...................................        (104,865)            (93,061)            (260,059)
           Proceeds from borrowings.......................         800,000                  --              950,000
           Repayment of borrowings........................         (63,095)                 --             (213,095)
                                                               -----------         -----------          -----------
            Net cash flows provided by financing
              activities..................................      21,413,461           1,195,088          117,346,035
                                                               -----------         -----------          -----------
           Net increase (decrease) in cash and cash
            equivalents...................................        (683,811)        (13,876,894)          31,329,307
           CASH AND CASH EQUIVALENTS, beginning of
            period........................................      32,013,118          37,232,404                   --
                                                               -----------         -----------          -----------
           CASH AND CASH EQUIVALENTS, end of period.......     $31,329,307         $23,355,510          $31,329,307
                                                               ===========         ===========          ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)

                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                                                     (AUGUST 10,
                                                                          NINE MONTHS ENDED            1990) TO
                                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                                       ----------------------        -------------
                                                                       2000              1999             2000
                                                                       ----              ----         -----------
           SUPPLEMENTAL DISCLOSURES OF NONCASH
            FINANCING ACTIVITIES:
           Accrual of leasehold improvements payable..........          $--               $--            $848,000
                                                                        ===               ===         ===========
           Accrual of deferred offering costs.................          $--               $--            $441,375
                                                                        ===               ===         ===========
           Conversion of partners' investment to
            Preferred Stock...................................          $--               $--          $5,312,355
                                                                        ===               ===         ===========
           Conversion of bridge loan to Convertible
            Preferred Stock...................................          $--               $--            $791,000
                                                                        ===               ===         ===========
           Conversion of Convertible Preferred Stock
            for Common Stock..................................          $--               $--         $53,766,991
                                                                        ===               ===         ===========
           Issuance of Convertible Preferred Stock to
            investment advisors...............................          $--               $--            $540,742
                                                                        ===               ===         ===========
           Issuance of Common Stock as payment of
            management bonus..................................          $--               $--             $59,200
                                                                        ===               ===         ===========
           Redemption of Redeemable Preferred Stock for
            Common Stock......................................          $--               $--            $545,949
                                                                        ===               ===         ===========
           Sale of Common Stock in exchange for stock
            subscription receivable...........................          $--               $--             $37,000
                                                                        ===               ===         ===========
           Sale of Convertible Preferred Stock in
            exchange for stock subscription receivable........          $--               $--             $23,626
                                                                        ===               ===         ===========
           Issuance of Common Stock as payment for
            accounts payable..................................          $--               $--             $48,578
                                                                        ===               ===         ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Company" is used herein to signify the successor and/or the predecessor corporations.

         The Company is a pharmaceutical company focused on the research, development and future commercialization of products to prevent and treat cancer. The Company is in the development stage and has not generated any product revenues to date, nor is there any assurance of any future product revenues. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings, corporate alliances or through combinations thereof. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all. The Company will continue to be considered in the development stage until such time as it generates significant revenues from its principal operations. As of September 30, 2000, the Company had a deficit accumulated during the developmental stage of $86,133,594.

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

Basis of Presentation

         The unaudited condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results may not be indicative of the results that may be expected for the year. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

2.       BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company provides basic and diluted net loss per Common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per Common share. "Basic" net loss per Common share equals net loss divided by the weighted average Common shares outstanding during the period. "Diluted" net loss per Common share equals net loss divided by the sum of the weighted average Common shares outstanding during the period plus Common Stock equivalents. The Company's basic and diluted net loss per share amounts are the same since the effect of the assumed exercise of stock options and warrants is anti-dilutive. The amount of Common Stock equivalents excluded from the calculation are options and warrants to purchase 2,429,088 and 2,037,491 shares of Common Stock as of September 30, 2000 and 1999, respectively.

3.       MASTER LOAN AND SECURITY AGREEMENT

         In July 2000, the Company signed a Master Loan and Security Agreement ("the Agreement") to provide financing for past and future equipment purchases. The Agreement allows for the Company to borrow up to $2.0 million in various installments through February 2001. Each installment is repayable over 36 months. The loans are collateralized by the respective equipment. Through September 30, 2000, the Company has borrowed $800,000 under the Agreement.


4.       LOANS TO EXECUTIVE OFFICER

         As of September 30, 2000, other assets includes receivables for loans to an executive officer totaling $311,609.

5.       LITIGATION

         In February and March of 1999, five different groups of shareholders filed class actions in the United States District Court in Philadelphia against the Company, and certain of its officers and directors alleging violations of
Section 11 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints alleged that the Company made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate, exisulind. The cases were consolidated on March 12, 1999, and a consolidated amended complaint which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10-b5 was filed on June 28, 1999 seeking an unspecified amount of damages on behalf of a class of persons who traded in the Company's securities between October 7, 1998 and February 2, 1999. The defendants moved to dismiss the complaint on September 21, 1999. The motion to dismiss was denied on January 27, 2000. On February 10, 2000, defendants filed a motion for reconsideration, or, in the alternative, certification for immediate appeal, both of which were denied by the district court by order dated March 16, 2000. The defendants answered the complaint on March 13, 2000. On May 24, 2000, defendants filed a petition for writ of mandamus in the Court of Appeals for the Third Circuit, requesting that the Court of Appeals review the district court's denial of the motion to dismiss. The Court of Appeals denied the petition for writ of mandamus on September 29, 2000. The case is in discovery. The Company believes the allegations are without merit and intends to vigorously defend the litigation.

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

         The business of the Company is subject to substantial risks and uncertainties. These risks and uncertainties relate to, among other factors, the absence of Company-developed products approved for sale; the history of operating losses; the early stage of development; the costs, delays and uncertainties inherent in basic pharmaceutical research, drug development, clinical trials and the regulatory approval process, with respect to both the Company's current product candidates and its future product candidates, if any; dependence on the development and market acceptance of Aptosyn(TM) (exisulind) for one or more significant disease indications; the limited usefulness of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development and seeking regulatory approval; the uncertainty of obtaining regulatory approval of any compound for any disease indication; the delay, uncertainty and adversity arising from the recent action of the FDA in issuing a "not approvable" letter with respect to the New Drug Application ("NDA") submitted for Aptosyn(TM) (exisulind) for the orphan drug condition of familial adenomatous polyposis; the uncertainty of the effect of any product approval, if achieved, on the market price of the Common Stock; the timing and scope of any approval which might be received for any compound for any indication in the future; acceptance by providers of healthcare reimbursement; the validity, scope and enforceability of patents; the actions of competitors; dependence upon third parties; product liability; and the need for further financing. These and other risks are detailed in the Company's reports filed from time to time under the Securities Act of 1933 and/or the Securities Exchange Act of 1934, including the sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Other Events" in the Company's reports on Form 10-K for the year ended December 31, 1999 and Forms 10-Q and 8-K during 2000 and in such registration statements on Form S-3 as may be filed from time to time. Current and prospective investors are encouraged to read these filings as they are made. They are available over the Internet from the SEC in its EDGAR database or directly from the Company. Certain statements made in this document or in those filings, and oral statements which may be made about them, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, such as the risks described above, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Given the uncertainties affecting development stage pharmaceutical enterprises like the Company, current and prospective investors are cautioned not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. The Company undertakes no obligation to update or revise such statements or the factors which may relate thereto.

OVERVIEW

         Cell Pathways is a development stage pharmaceutical company focused on the research, development and commercialization of products to prevent and treat cancer. From the inception of the Company's business in 1990, operating activities have related primarily to conducting research and development, raising capital and recruiting personnel. The Company's initial investigational new drug application ("IND") was filed with the U.S. Food and Drug Administration ("FDA") in December 1993 for human clinical trials of the Company's first product candidate, Aptosyn(TM). The Company filed an IND for its second product candidate, CP461, in December 1998. In August 1999, the Company submitted to the FDA a New Drug Application ("NDA") for Aptosyn(TM) for familial adenomatous polyposis ("FAP"), an indication for which the Company had received orphan drug designation. On September 25, 2000, the FDA issued a "not approvable" letter noting deficiencies in the Company's NDA for Aptosyn(TM) for FAP and finding the information provided as to the safety and efficacy of Aptosyn(TM) to be inadequate for the FAP indication. The Company has notified the FDA of its intention to amend the NDA and requested a meeting with the FDA to address the deficiencies and the possible requirement for additional clinical data. There can be no assurance that the Company will be able to address these deficiencies adequately to achieve FDA approval for the Aptosyn(TM) NDA for FAP. The Company is continuing to develop Aptosyn(TM) and CP461 in cancer and precancerous conditions.

         In July 2000, the Company announced that it has entered into an Exclusive Marketing and Promotion Agreement (the "Nilandron Agreement") with Aventis Pharmaceuticals, Inc. to market Nilandron(R) (nilutamide) to urologists in the United States and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market and promote Nilandron(R) in September 2000 through the use of a dedicated sales force. Under the terms of the Nilandron Agreement, Cell Pathways is responsible for all marketing and promotion expenses and will receive a percentage of sales in excess of a pre-established sales threshold.

         On November 3, 1998, the Company CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held company with no continuing operations which, subsequent to the transaction, became a subsidiary of CPI), in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million. In October 1999, the Company issued 1.555 million shares of Common Stock for net proceeds of approximately $13.5 million. This increased the Common Stock outstanding to 26.1 million shares. During the nine months ended September 30, 2000, the Company received approximately $20.8 million primarily from the exercise of previously issued Common Stock warrants and options which increased the Common Stock outstanding to 27.9 million shares.

         The Company has not received any revenue from the sale of its products, and none of its product candidates has been approved for marketing. The Company does not anticipate that the revenues to the Company under the Nilandron Agreement will be material. The Company's income has been limited to interest income from investments, and its primary source of capital has been the sale of its equity securities, including the transaction with Tseng. Annual losses were $19,633,722 and $19,345,436 in 1999 and 1998, respectively. As of September 30,
2000, CPI's accumulated deficit was $86,133,594 and its unrestricted cash and cash equivalents were $31,329,307. The Company anticipates that it will continue to incur additional operating losses for the next several years. There can be no assurance that any of its product candidates will be approved for marketing, that profitability will be attained or, if profitability is achieved, that the Company will remain profitable on a quarterly or annual basis in the future. The Company's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS

         Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999. Total expenses for the three months ended September 30, 2000 were $8,008,059, an increase of $3,235,078 or 67.8% from the same period in 1999. Research and development expenses for the three months ended September 30, 2000 were $5,909,609, an increase of $2,382,615 or 67.5%, from the three months ended September 30, 1999. Such increase was primarily due to purchases of raw materials of Aptosyn(TM) for clinical trials and commercial supply, and expenses associated with the continued development of the Company's second generation compound CP461. General and administrative expenses were $2,098,450 for the three months ended September 30, 2000, an increase of $852,463 or 68.4%, from the same period in 1999. Such increase was primarily due to expenses associated with the hiring and training of a sales organization to promote Nilandron(R) to urologists engaged in the treatment of advanced prostate cancer.

         Interest income was $528,642 for the three months ended September 30, 2000, an increase of $206,377 or 64.0% from the same period in 1999 primarily due to higher average cash balances.

         Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999. Total expenses for the nine months ended September 30, 2000 were $22,712,699, an increase of $7,609,187 or 50.4% from the same period in 1999. Research and development expenses for the nine months ended September 30, 2000 were $16,527,371, an increase of $4,882,142 or 41.9%, from the nine months ended September 30, 1999. Such increase was due to purchases of raw material of Aptosyn(TM) for clinical trials and commercial supply, an increase in personnel, and expenses to support the development of Aptosyn(TM) and CP461. General and administrative expenses were $6,185,328 for the nine months ended September 30, 2000, an increase of $2,727,045 or 78.9%, from the same period in 1999. Such increase was primarily due to expenses associated with preparations for the commercialization of Aptosyn(TM) and expenses associated with the hiring and training of a sales organization to promote Nilandron(R).

         Interest income was $1,542,599 for the nine months ended September 30, 2000, an increase of $527,105 or 51.9% from the same period in 1999 primarily due to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         Cell Pathways has financed its operations since inception primarily with the net proceeds received from private placements of equity securities and the transaction with Tseng. Financing activities have generated net proceeds of $117,346,035 from inception through September 30, 2000. During the nine months ended September 30, 2000, the Company's cash from financing activities increased $21,413,461, primarily as a result of the exercise of Common Stock warrants and options.

         At September 30, 2000, the Company had cash and cash equivalents of $31,329,307, a decrease of $683,811 from the cash and cash equivalent position at December 31, 1999. Cash was used to finance the net loss of $21,170,100 in the first nine months of 2000. Such use of cash was offset by approximately $21,413,461 from financing activities, principally the exercise of Common Stock warrants and options. During the nine months ended September 30, 2000, the Company made advance payments of $1,114,653 towards future manufacturing expenses for Aptosyn(TM) for clinical and commercial supplies.

         The Company invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government treasuries. CPI had $666,998 in a restricted account pledged as security for a letter of credit for a security deposit under the lease of its Horsham, Pennsylvania facility, and as security to a letter of credit for a portion of a software lease commitment.

         During the nine months ended September 30, 2000 and 1999, the Company acquired $417,318 and $342,689, respectively, in equipment, furniture and leasehold improvements for its research laboratories and offices in its Horsham facility.

         In July 2000, the Company signed a Master Loan and Security Agreement ("the Agreement") to provide financing for past and future equipment purchases. The Agreement allows for the Company to borrow up to $2.0 million in various installments through February 2001. Each installment is repayable over 36 months. The loans are collateralized by the respective equipment. Through September 30, 2000, the Company has borrowed $800,000 under the Agreement.

         The Company leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten-year lease which expires in 2008 and which contains two five-year renewal options. The Company believes its facilities will be adequate for the foreseeable future.

         Until such time as the Company receives significantly increased revenues, the Company's cash position will continue to be reduced due to expenditures in basic research, clinical research, product development, marketing, selling and administrative activities. Failure to achieve regulatory approvals for the Company's products currently in development would have a material adverse effect on the Company. There can be no assurance that the Company will be able to achieve FDA approval of Aptosyn(TM) for FAP or any other indication, or that the Company will be able to receive FDA approval of any of its product candidates. The Company anticipates that other developments and its basic research, clinical research, product development, marketing, selling and administrative activities will require additional funding.

         The Company cannot predict the date of its first product approval, if any, the rate of revenue generated from initial product sales, if achieved, or the level of expense which may be associated with such initial product sales. Accordingly, the Company anticipates that it will require additional financing in the future to continue its research and development programs. Absent sufficient revenue from product sales, CPI plans to finance its anticipated growth and development largely through equity or debt financing and/or strategic alliances with corporate partners. The Company believes, based on its current operating plans, that its existing cash and cash equivalents balance of $31,329,307 as of September 30, 2000, together with interest earned on these balances, will provide sufficient working capital to sustain operations into the second half of 2001. However, there can be no assurance the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs or from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to CPI, if at all. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants. Corporate alliances could require the Company to give up certain marketing rights or other rights to its potential products and technology. If additional funds should be needed but are not available, CPI may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by CPI to raise capital on acceptable terms if and when needed would have a material adverse effect on CPI's business, financial condition and results of operations.

INFLATION

         The Company does not believe that inflation has had any significant impact on its business to date.

INCOME TAXES

         As of September 30, 2000, CPI has net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets that will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of September 30, 2000. (Also see Note 11 of notes to consolidated financial statements in the Company's annual report on Form 10-K.)

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than three months to ensure principal preservation. As of September 30, 2000 and 1999, the Company was primarily invested in U.S. Government securities and money market funds, which were classified as cash and cash equivalents and restricted cash (included in other assets) in the Company's financial statements. The investments had principal (or notional) amounts of $32,229,300 and $24,400,048, respectively, which were equal to their fair value, average interest rates of 5.7% and 4.6%, respectively, and maturities of less than three months.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information set forth in Note 5 to the notes to the Company's condensed consolidated financial statements included herein is hereby incorporated by reference.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2000, the Company issued 234,179 shares of Common Stock for $3,278,506 pursuant to the exercise of previously outstanding warrants issued in 1999; pursuant to the exemption provided by Section 4(2) of the Securities Act. The Company plans to use the proceeds from the aforementioned exercises of warrants to support its research and development programs and for general corporate purposes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following is a list of exhibits filed as part of the Form 10-Q.

         27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only, and not filed.

(b)      Reports on Form 8-K.

         The Company filed a Report on Form 8-K dated September 29, 2000, reporting under Item 5 - Other Events.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CELL PATHWAYS, INC.

Dated: November 3, 2000             By:  /s/ Robert J. Towarnicki
                                    --------------------------------------------
                                    Robert J. Towarnicki

                                    President, Chief Executive Officer and
                                    Director (Principal Executive Officer)



Dated: November 3, 2000             By:  /s/ Brian J. Hayden
                                    --------------------------------------------
                                    Brian J. Hayden

                                    Chief Financial Officer; Vice President -
                                    Finance; Treasurer (Principal Financial and
                                    Accounting Officer)