Form 10-K
period 2000-12-31
CELL PATHWAYS INC /DE
filed 2001-03-28
CIK 1066284

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 00024889
                            ------------------------

                              CELL PATHWAYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                 702 ELECTRONIC DRIVE                23-2969600
(State or other jurisdiction         HORSHAM, PA 19044              (I.R.S. Employer
              of                   (Address of principal           Identification No.)
      incorporation or              executive offices)
         organization)

                                 (215) 706-3800
                        (Registrant's telephone number,
                              including area code)
                            ------------------------
          Securities registered pursuant to section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to section 12(g) of the Act:

                    COMMON STOCK, $ .01 PAR VALUE PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2001 was approximately $178,140,000, based upon the last reported sales price of the Registrant's Common Stock on the Nasdaq National Market.

     As of March 1, 2001 there were 31,095,904 shares of the Registrant's Common Stock outstanding.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 30, 2001, are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the
Exhibit Index.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Certain statements in this report, and oral statements made in respect of this report, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors, the absence of approved products; history of operating losses and the need for further financing; early stage of development; the costs, delays and uncertainties inherent in science, basic pharmaceutical research, drug development, clinical trials and the regulatory approval process, with respect to both our current product candidates and our future product candidates, if any; dependence on the development and market acceptance of Aptosyn(TM) (exisulind) for one or more significant disease indications; limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; uncertainty of obtaining regulatory approval of any compound for any disease indication; uncertainty and adversity arising from the action of the U.S. Food and Drug Administration, or FDA, in issuing a "not approvable' letter with respect to the New Drug Application, or NDA, submitted for Aptosyn(TM) (exisulind) for the orphan drug condition of familial adenomatous polyposis, or FAP, a rare disease that puts those afflicted at high risk of developing colon cancer; the timing and scope of any approval which might be received, or any failure to receive approval, for any compound for any indication in the future; the volatility of the market price of our common stock; acceptance of any product candidates by physicians and providers of healthcare reimbursement; the actions of competitors; the pace of technological changes in the biopharmaceutical industry; dependence upon third parties; the validity, scope and enforceability of patents; the risk of our pending class action securities litigations; potential product liability claims; and availability of insurance.

     These and other risks are detailed in our reports filed from time to time under the Securities Act and/or the Securities Exchange Act, including the sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Other Events" in our annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K and in such registration statements on Form S-3 as we may file from time to time. You are encouraged to read these filings as they are made. They are available over the Internet from the SEC in its EDGAR database at http://www.sec.gov and from the Company. Be sure to read the "Risk Factors" in this Item 1 (and also the discussion of the related subject matters appearing in this Item 1).

     Given the uncertainties affecting pharmaceutical companies in the development stage, you are cautioned not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. No forward-looking statement can be guaranteed; actual future results may vary materially.

     Both forward-looking statements and statements of historic fact must be understood in the context of the risks referred to above which characterize our development-stage business. We undertake no obligation to update or revise the statements made herein or the risk factors that may relate thereto.

OVERVIEW

     Cell Pathways, Inc. ("CPI" or "we" or the "Company") is a development stage pharmaceutical company focused on the research, development and commercialization of products to prevent cancer and to treat cancer. Our technology may prove to have applicability beyond these fields. We will be considered to be in the development stage until we receive approval for, and generate significant revenues from, the marketing of one or more of our pharmaceutical drug candidates.

     Our technology is based upon the discovery of a novel mechanism which we believe, based on our research, can be targeted to induce selective apoptosis, or programmed cell death, in precancerous and cancerous cells without affecting apoptosis in normal cells. We have created a new class of selective apoptotic anti-neoplastic drugs ("SAANDs") and have synthesized many new chemical compounds in this new class. In screening assays, many of these new compounds have displayed greater apoptotic potency than our lead drug candidate, Aptosyn(TM) (exisulind).

     Our product development program focused initially on compounds likely to be helpful in treating precancerous lesions such as colonic polyps and cervical dysplasia. Attention next turned to the prevention of the recurrence of prostate cancer and breast cancer. Clinical trials subsequently expanded into the direct treatment of prostate and lung cancer. More recently, we have made arrangements for clinical trials of Aptosyn(TM) (exisulind) in combination with leading cancer chemotherapeutic agents of major pharmaceutical companies in trials intended to address lung, prostate and breast cancers.

     We commenced clinical trials of our lead compound, Aptosyn(TM) (exisulind) (previously known as FGN-1(TM) (exisulind) and Prevatac(TM) (exisulind)), in 1994. By 1997, that clinical trial program had expanded to include several cancer and precancer indications. In August 1999, we filed with the U. S. Food and Drug Administration ("FDA") a New Drug Application ("NDA") seeking marketing approval for Aptosyn(TM) (exisulind) for the orphan drug indication of familial adenomatous polyposis ("FAP"). In September 2000, the FDA issued a "not approvable" letter with respect to the NDA for FAP. We have notified the FDA that we intend to amend the NDA and meet with the FDA to discuss the deficiencies and the need for additional data. The Company is evaluating the FAP program, including the regulatory and competitive environment. The future of the FAP program is uncertain. See "Products in Development" "Familial Adenomatous Polyposis (FAP)" below.

     We began the clinical trial program of our second compound, CP461, in 1999. Descriptions of the clinical trial programs of Aptosyn(TM) (exisulind) and CP461 are set forth below under "Products in Development." Aptosyn(TM) (exisulind) and CP461 are the only CPI product candidates which we expect to be studying in clinical trials during 2001. No pharmaceutical product may be marketed in the United States without FDA approval. There can be no assurance that the FDA will approve any of our product candidates for marketing for any indication or, as to when, if ever, any such approval would occur.

     In anticipation of eventually marketing our products with our own sales force, we entered into an agreement to market an approved cancer therapy in 2000 and commenced marketing that product at the end of the third quarter. The product is Nilandron(R) (nilutamide), developed by Aventis Pharmaceuticals, Inc. ("Aventis") as a hormone therapy for advanced prostate cancer.

BUSINESS STRATEGY

     Our primary objectives are to be a leader in the development of pharmaceutical products to prevent cancer and to treat cancer. If our technology proves to have applicability beyond the fields of precancer and cancer, we will evaluate our course in light of such developments. To meet our primary objectives we intend to:

     - Pursue clinical development of Aptosyn(TM) (exisulind), with emphasis on cancer indications.

     - Develop Aptosyn(TM) (exisulind) and other SAANDs as part of combination therapy with leading chemotherapeutic agents to achieve enhanced anti-cancer effects.

     - Use our proprietary technology to develop additional SAANDs such as CP461 for cancer therapy and for cancer chemoprevention.

     - Commercialize products directly to focused physician groups. Through a contract sales force, we are currently marketing the product Nilandron(R) (nilutamide) under an agreement with Aventis.

     - Develop strategic pharmaceutical industry collaborations for research, development and/or commercialization.

     - Selectively and opportunistically acquire or in-license technologies, products and/or companies devoted to the prevention, diagnosis and/or treatment of cancer.

CARCINOGENESIS

     Cancer results from a sequence of changes involving the genes of cells. This sequence eventually leads to abnormal and uncontrolled cell proliferation. This multi-stage process is known as carcinogenesis and generally results from a combination of factors which occur over a period of years. Certain factors, such as inherited genetic defects, are present at birth. Other factors that may contribute to carcinogenesis include environmental exposures and the aging process. Carcinogenesis is first recognized clinically when abnormal cells become detectible by a screening procedure or reach a size or location sufficient to create clinical signs and symptoms. The clinical emergence may occur many years following the events which first initiated carcinogenesis. Generally, cells characterized by abnormal growth that may lead to cancer but have not yet invaded surrounding tissue are termed precancerous.

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

                  EXAMPLES OF EPITHELIAL PRECANCEROUS LESIONS

                                                                      CONVENTIONAL
            TYPE OF LESION              RELATED CANCER            METHOD OF DIAGNOSIS
            --------------              --------------   --------------------------------------
Actinic Keratosis                        Skin            Visual examination
Adenomatous Colonic Polyp                Colorectal      Endoscopy (sigmoidoscopy or
                                                         colonoscopy)
Barrett's Esophagus                      Esophageal      Endoscopy (esophagogastroscopy)
Bronchial or Lung Dysplasia              Lung            Sputum cytology
Cervical Intraepithelial Neoplasia       Cervical        Papanicolau (Pap) smear
Prostatic Intraepithelial Neoplasia      Prostate        Prostate Specific Antigen (PSA) and
                                                         digital rectal examination
Transitional Cell Carcinoma in situ      Bladder         Cystoscopy
  (earliest stage)

     Patients with precancerous lesions are advised to follow a program of regular monitoring and removal of lesions where appropriate. However, existing techniques for treating precancerous lesions are often expensive, have undesirable side effects or are of limited effectiveness. Endoscopic or surgical removal can be effective for single lesions. But risks and costs increase significantly if lesions recur, if there are numerous lesions or if lesions occur in less accessible tissues. Because of their significant side effects, systemic administration of most existing chemotherapeutic drugs is not generally appropriate for treating precancerous lesions. Reduction of environmental risks or change in diet are generally more effective in preventing the early stages of carcinogenesis than in arresting or reversing the changes that occur in the later stages of carcinogenesis. As a result of the inadequacy of current treatments, there is a significant need for the development of new therapeutics to treat precancerous lesions. If left untreated and not reversed by natural processes, precancerous lesions may progress to cancer.

     CANCER. The American Cancer Society estimates that over 1,220,100 new cases of cancer were diagnosed and approximately 552,200 cancer deaths occurred in the U.S. in 2000. Cancer is the second leading cause of death in the U.S. Approximately 10 million people living in the U.S. have a history of cancer.

Due in part to the development of new diagnostic procedures, the highest number of new cancer diagnoses are currently occurring in the prostate, breast, lung and colon/rectum, representing approximately 50% of all new cancer cases.

     Cancer is generally treated by attempting to remove the cancerous cells, either by surgery or by chemical or radiation therapies. Most currently available chemotherapies and radiation therapies target all rapidly dividing cells, both cancerous and healthy. This can result in serious side effects. The limited efficacy and harmful side effects of existing cancer treatments and the costs associated with managing these side effects continue to drive the search for new therapies.

CPI TECHNOLOGY

     To address the need for new therapies, our technology focuses on the induction of apoptosis selectively in cells that manifest abnormal growth (neoplastic cells), such as precancerous and cancerous cells. Apoptosis is a naturally occurring physiological process in which a number of components inside a cell "program" the cell to die without causing harm to surrounding cells. Apoptosis occurs in tissues that are continually renewing themselves, such as the lining of the digestive system, or as a natural defense mechanism that prevents the replication of cells that have undergone DNA damage. Our technology is based upon the discovery of a novel mechanism which we believe, based on our research, can be targeted to induce selective apoptosis in neoplastic cells.

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

     CONVENTIONAL INDUCTION OF APOPTOSIS IN CANCER THERAPY. Radiation therapy and many existing chemotherapeutic agents act on proliferating cells by disrupting cellular DNA synthesis to induce apoptosis. Once significant damage occurs to the DNA, a process is initiated that is controlled by the gatekeeper protein p53 and modulated by various proteins such as bax and bcl-2. This process results in the activation of caspases, a family of enzymes that is involved in the apoptotic process, which trigger a cascade of events resulting in apoptosis. The end result of apoptosis is the dismantling of the cell into apoptotic vesicles, which are naturally cleared by the body. The apoptotic mechanism identified by CPI does not appear to involve p53 or the modulator proteins such as bax or bcl-2.

     DISCOVERY OF NOVEL APOPTOTIC MECHANISM. Our research focuses on the discoveries described below. We plan to continue this research in pursuit of our oncology-related goals; we may not succeed. We believe we have discovered a previously undefined mechanism that may regulate apoptosis. Research suggests that two key elements of this mechanism include cyclic GMP ("cGMP"), which is generated by enzymatic conversion of GTP to cGMP by guanyl cyclase initiated by naturally-occurring triggers, and cGMP phosphodiesterase ("PDE"), which plays a key role in controlling the intracellular levels of cGMP. We believe, based on a study of a limited number of colon cancer patients, that neoplastic tissue has a higher level of cGMP PDE activity than neighboring normal tissue; this may prevent neoplastic cells from responding to normal signals that trigger apoptosis. When the activity of this cGMP PDE is elevated, as in neoplastic cells, cGMP levels are reduced and activation of a critical downstream protein, protein kinase G, is interrupted. Research suggests this is an adaptive mechanism associated with mutations forcing cells toward dysplasia. Although we have a high degree of confidence in our research findings to date, further research may alter these findings or lead to new research insights which adversely impact our research efforts.

     SELECTIVE INDUCTION OF APOPTOSIS BY CPI COMPOUNDS. Research suggests that our compounds, including Aptosyn(TM) (exisulind) and CP461, may inhibit the activity of cGMP PDE in neoplastic cells. Our compounds appear to reduce cGMP PDE activity, thereby preventing it from degrading cGMP. Research suggests that cGMP activates PKG to trigger critical downstream proteins which lead to the subsequent activation of caspases. As in the case of some conventional cancer treatment, caspases then trigger a cascade of events leading to increased apoptosis.

     RESEARCH AND DEVELOPMENT ACTIVITIES. Our scientists identified intracellular proteins targeted by Aptosyn(TM) (exisulind) and made significant progress in characterizing the target proteins. We have developed pharmaceutical, immunological and molecular biologic probes that may be used to identify additional indications to be targeted and to develop diagnostic tools. We will continue to work to identify additional elements involved in regulating the newly identified apoptotic mechanism. We plan to investigate the potential applicability of its novel apoptotic mechanism to hyperproliferative, hypoproliferative and other disease conditions. We may not succeed in attaining our research and development goals.

     Using our understanding of chemical structure and biological activity (including advanced computer modeling efforts), we developed and expanded a new class of SAANDs (selective apoptotic anti-neoplastic drugs). Within this new class of SAANDs, we identified thousands of new chemical compounds in various different chemical families and classes. We test our new compounds for inhibitory effects on the growth of cancer cells in vitro for the induction of apoptosis and for activity against intracellular targets, including cGMP PDE. Many of the newly synthesized compounds display greater apoptotic potency than Aptosyn(TM) (exisulind) in these tests.

     A number of our compounds have shown activity against in vitro cultures of immortalized cell lines of transplantable human cancers of the breast, colon, lung and prostate. Preliminary results of studies with our compounds in short-lived primary cultures of human cancers obtained from individual patients have shown activity against breast cancer. Using these data, we have evaluated several new chemical entities ("NCEs"). We filed an IND in December 1998 with respect to CP461 as our second product development candidate. We plan to continue our evaluation of other compounds as potential product development candidates. Significant additional preclinical and clinical trials are necessary to determine the activity and utility of any product development candidate. Please also read the section under "Risk Factors" below which discusses our early stage of development, the absence of developed products and the uncertainty of clinical trials.

     We plan to leverage our understanding of the structure-activity relationship of our compounds, and to expand our proprietary chemical library, through a variety of evolving discovery techniques that may include, from time to time, combinatorial chemistry and high-throughput screening. We have contracted from time to time with outside firms to create or purchase targeted chemical libraries including diverse chemical classes. We screen such compounds to identify additional classes of compounds of interest and potential lead compounds.

PRODUCTS IN DEVELOPMENT

     We are developing a family of product candidates, SAANDs, targeted at the treatment and management of precancerous lesions and cancer. Our lead compound in this family of new drugs, Aptosyn(TM) (exisulind), is a sulfone derivative of the nonsteroidal anti-inflammatory drug ("NSAID") sulindac. Aptosyn(TM) (exisulind) is not an NSAID and lacks the COX 1 and COX 2 inhibitory activity that is associated with the serious upper gastrointestinal ulceration and bleeding and kidney injury observed with NSAID use.

     We began clinical studies of Aptosyn(TM) (exisulind) in 1994. In August 1999, the Company filed an NDA with the FDA seeking approval to market Aptosyn(TM) (exisulind) for familial adenomatous polyposis, or FAP, a rare disease that puts those afflicted at high risk of developing colon cancer. In September 2000, as discussed below, the FDA issued a "not approvable" letter with respect to the NDA for FAP.

     We began clinical studies of CP461 in 1999. Aptosyn(TM) (exisulind) and CP461 are the only two product candidates which we expect to have in clinical studies during 2001.

     We intend to continue to conduct clinical trials of Aptosyn(TM) (exisulind) for several cancer and precancer indications. We may not be able to conduct sufficient clinical trials, or to obtain favorable results in clinical trials to support the approval of the NDA for FAP or to support the filing and approval of any other NDA seeking marketing approval for Aptosyn(TM) (exisulind) for any other indication. The same applies to our development program for CP461 and for any other product candidate or compound for any disease condition, including those indications discussed below. FDA approval is required for marketing a drug in the United States. There can be no assurance that the FDA will ever approve any of our product candidates for marketing.

     Despite the growing number of clinical trials, the clinical testing of Aptosyn(TM) (exisulind) has involved only a limited number of patients. The clinical testing of CP461 did not start until April 1999. Results obtained from studying a compound in any clinical trial are not necessarily predictive of the results of the same compound (or of any other compound) in other clinical trials, whether for the same indication or for other indications. Please also read, below, the section under "Risk Factors" which discusses our early stage of development, the absence of developed products and the uncertainty of clinical trials.

     Numerous steps are required before a drug may be marketed in the U.S. These steps include: (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an application for an IND exemption, which must become effective before human clinical trials commence; (iii) human clinical trials to establish the safety and efficacy of the drug; (iv) submission of a detailed NDA to the FDA; and (v) FDA approval of the NDA. The number and type of clinical trials which may be necessary to gain marketing approval from the FDA may depend upon the nature of the disease indication, the size of the patient population, the nature of the proposed therapy, the results of previous clinical trials, the availability of other approved therapies and other factors.

     Clinical trials involve the administration of the investigational drug to patients. Clinical trials typically are conducted in three phases that generally are conducted sequentially. Drugs are first tested in Phase I for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Phase II involves tests in a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase III trials are generally undertaken to evaluate the safety and efficacy of a drug candidate and the overall risks and benefits of the drug in relationship to the treated disease in light of other available therapies. Clinical trials may overlap in design and objective. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all. Furthermore, the company and/or the FDA may suspend clinical trials at any time if it decides that patients are being exposed to a significant health risk, there are other concerns about the validity of the trial or for other reasons.

     In general, the FDA requires at least two adequate and well-controlled clinical studies demonstrating efficacy in order to approve an NDA. Under the Food and Drug Modernization Act of 1997 ("FDAMA"), the FDA may determine that data from one such clinical trial may be sufficient. The FDA may request additional information, such as long term toxicity studies or other long-term studies relating to product safety or efficacy. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval.

     Our current clinical trial strategy seeks to identify patient populations for the various targeted indications where the endpoints of clinical trials occur in high frequency or in a relatively short time frame. Because we are studying Aptosyn(TM) (exisulind) in multiple indications, we plan to utilize safety and pharmacokinetic data obtained in clinical trials already completed to provide a basis for commencing more advanced clinical trials in other indications. We believe that this strategy of designing clinical trials around selected populations and utilizing existing safety data may allow us to reduce the duration of clinical trials and the number of test subjects enrolled in its clinical trials, thereby generating clinical results more quickly and cost-effectively. There can be no assurance that this strategy will result in generating clinical results more quickly and cost-effectively, that such clinical trials will be successful or that such clinical trials will lead to drug approvals.

     The clinical portion of our product development program commenced with the filing of an IND for Aptosyn(TM) (exisulind) in December 1993. Our initial efforts were directed at precancerous lesions such as the colonic polyps of FAP patients. By 1997, we had expanded our clinical program to include cancer itself. By 2000, cancer had become the focus of most of our clinical efforts.

     CLINICAL DEVELOPMENT OF APTOSYN(TM) (EXISULIND) FOR PRECANCEROUS LESIONS

     We believe that Aptosyn(TM) (exisulind) may be useful in treating patients with precancerous lesions. However, the development of a drug candidate for precancerous lesions is not well understood. With limited exceptions, the FDA has not approved any drug for precancerous lesions. FDA may require that a drug candidate developed for precancerous lesions be shown effective not only in reducing precancerous lesions or other precancerous symptoms, but also in preventing or reducing the incidence of cancer in the studied population. This may require clinical trials following large numbers of patients over very long periods of time. While we continue to pursue and consider the clinical development of Aptosyn(TM) (exisulind) in several types of precancerous conditions, as described below, as of this time, the major portion of our resources is being committed to the cancer trials described below in Clinical Development of Aptosyn(TM) (exisulind) for Cancerous Lesions.

     FAMILIAL ADENOMATOUS POLYPOSIS (FAP). FAP is an inherited disease characterized by the development of hundreds to thousands of adenomatous polyps in the colon and the progression to colon cancer if left untreated. This disease can be confirmed within a family by genetic testing. Most FAP patients must be endoscopically screened beginning in their teenage years and must have a substantial portion of their large intestine removed by age 20. Even with this treatment, these patients continue to develop polyps in the remaining rectal tissue and are typically monitored by endoscopy two to four times each year. It is anticipated that polyps will be removed at each examination. Our clinical program has been testing Aptosyn(TM) (exisulind) in patients who previously have had most of their large intestine removed, leaving the rectum intact (sub-total colectomy), and in the pediatric population whose colons have not been removed. It is estimated that FAP occurs in between 8,000 and 36,000 persons in the United States.

     In an open label polyp regression study conducted with the support of the National Cancer Institute at the Cleveland Clinic Foundation, 18 FAP patients were treated with Aptosyn(TM) (exisulind) for six months. The study was commenced in August 1995. It was designed to observe the safety and pharmacokinetics of increasing doses of Aptosyn(TM) (exisulind) and to provide preliminary data on dosage, clinical efficacy and mechanisms of action. At the 800 milligram total daily dose level, four out of six patients displayed asymptomatic reversible elevations of liver enzymes; all of such patients continued in the trial at lower dose levels. This trial assisted in determining a total daily dose of 600 milligrams in FAP patients with subtotal colectomy.

     At the end of the six-month study, all 18 patients elected to continue taking the drug in extension studies. Polyp regression was monitored at six-month intervals for periods ranging up to a total of 12 to 30 months from the start of the study (most patients started on separate dates; some did not complete all study extensions), at which point all 13 continuing patients had all remaining polyps removed. As of March 2001, nine patients are continuing on study drug, with most of them having been on drug for over five years.

     In the polyp regression study and its extensions, reduction in the number and size of exophytic (i.e., raised over the surface) precancerous rectal polyps was observed to be correlated to dosage, with 600 milligrams per day appearing to have a more pronounced effect than 400 milligrams per day. Each of the 12 patients who received 500 milligrams per day or more from the outset of the study was observed to reduce his number of exophytic polyps. This would seem to indicate both regression of existing polyps and prevention of new polyps.

     In the polyp regression study, examination of certain regressing polyps following drug treatment showed increases in the rate of apoptosis as compared with the rate of apoptosis of untreated polyps at the beginning of the study. At the same time, the rate of apoptosis in nearby normal tissue measured unchanged. This suggests that Aptosyn(TM) (exisulind) induces apoptosis in neoplastic cells without affecting apoptosis in normal cells.

     In July 1998, the FDA granted Aptosyn(TM) (exisulind) "Fast Track" designation for expedited review for FAP. The Fast Track Program is a new mechanism, introduced in the FDAMA, for facilitating the development and expediting the approval of drugs that demonstrate the potential to address unmet medical needs for serious and life-threatening conditions. This mechanism builds upon existing FDA programs for accelerated approval.

     In January 1999, we completed a double-blind, placebo-controlled polyp prevention study of Aptosyn(TM) (exisulind) in FAP. The study was conducted at centers in the U.S., Sweden, the United Kingdom and Israel. Of the 74 patients enrolled in the study, 65 completed the one-year course of drug (or placebo) treatment. The primary endpoint of the study was a statistical comparison of the formation of new polyps (as measured by periodic polyp fulguration) in drug-treated patients as compared with patients receiving placebo. The analysis of all 65 patients who completed the study regardless of whether they met the inclusion criteria of the study showed a reduction in new polyp formation; however, the reduction did not achieve statistical significance. We believe this may be due to the variations introduced by virtue of the fact that several centers included patients in the study who did not meet the study's inclusion/exclusion criteria. In the patient group determined to have met the eligibility criteria of the study -- those who form between approximately 10 and approximately 40 polyps per year -- Aptosyn(TM) (exisulind) demonstrated a statistically significant reduction in new polyp formation when compared to placebo. Of the 34 patients meeting these eligibility criteria, the 15 patients on Aptosyn(TM) (exisulind) showed a statistically significant reduction in new polyp formation of approximately 50% as compared with the 19 patients on placebo. Adverse events observed in this study included reversible elevations of liver enzymes (most frequently managed by dose modification or interruption) and episodes of severe abdominal pain, due in some patients to cholecystitis or pancreatitis occurring most often in patients with underlying biliary disease (gallstones or tumors impinging on their bile ducts). In the majority of these patients, these events did not preclude completion of treatment.

     Of the 65 patients who completed the polyp prevention study, 55 elected to participate in, and 47 completed a one-year extension study. The 25 former placebo patients who crossed over to Aptosyn(TM) (exisulind) experienced during the one-year extension study a 49% reduction in their polyp formation rate. The 22 patients who continued on Aptosyn(TM) (exisulind) experienced declines in their polyp formation rate to 54% below the already reduced rate they had demonstrated during the first year on drug.

     We commenced our NDA filing for Aptosyn(TM) (exisulind) for FAP in 1998 with submission to the FDA of the chemistry section of the NDA in November of that year. In December 1998, we submitted to the FDA the pharmacology/toxicology section of the NDA. In August 1999, we submitted the third, or clinical, section of the NDA to formally complete the NDA submission. In October 1999 and June 2000, we submitted additional data with respect to continuing FAP trials.

     On September 25, 2000, the FDA issued a "not approvable" letter noting deficiencies and finding that the information presented as to the safety and efficacy of Aptosyn(TM) (exisulind) for the treatment of FAP was inadequate. The FDA did not consider the studies presented in the NDA as providing adequate evidence to support a claim of effectiveness of the use of Aptosyn(TM) (exisulind) for the treatment of FAP. The FDA raised safety concerns relating to the intended use in FAP patients. We have notified the FDA that we intend to amend the NDA and meet with the FDA to discuss the deficiencies noted and the need for additional data, including the possible requirements for additional clinical data. If the FDA requires that we conduct additional clinical trials (which would be time-consuming and expensive), we may have difficulty enrolling sufficient patients that meet the study eligibility criteria. Even if we conduct additional clinical trials, we cannot be sure that we will be able to provide the FDA with the information it requires, or that the FDA will ever approve the NDA for FAP. The approval of Celebrex(R) (celecoxib) for use in FAP patients may make it more difficult for us to achieve regulatory approval of Aptosyn(TM) (exisulind) for use in FAP. The Company is evaluating the FAP program, including the regulatory and competitive environment. The future of the FAP program is uncertain.

     In 1998, we commenced a safety study of Aptosyn(TM) (exisulind) in six pediatric FAP patients. Based upon observations during this study, we commenced an open label study in 20 pediatric patients in April 1999. This study is continuing.

     SPORADIC ADENOMATOUS COLONIC POLYPS. Sporadic adenomatous colonic polyps are relatively common precancerous lesions occurring in the large intestine. These polyps are histologically, microscopically and genetically indistinguishable from the polyps of FAP. More than 30% of people in the U.S. over the age of 50 have sporadic adenomatous colonic polyps. Most of these people will develop only one or two polyps, and once the polyps are removed, will not require significant ongoing medical attention. There are, however, subgroups of people at higher than usual risk of developing colorectal cancer who should be monitored frequently. These patients include people with close relatives that have had colorectal cancer, people over age 60 and people with multiple polyps or polyps which are large or severely dysplastic or which recur frequently.

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

     In September 1997, we completed a two-month safety and pharmacokinetic study in 18 patients who had a history of either sporadic adenomatous colonic polyps or cervical dysplasia. We then initiated a one-year multi-center study in the regression of sporadic colonic polyps. This study, initiated in December 1997, was a double-blind, placebo-controlled study to evaluate the safety and efficacy of different doses of Aptosyn(TM) (exisulind) for the treatment of existing sporadic adenomatous colonic polyps. This study closed enrollment with 282 patients by early May 1999. Participants completed the one-year of treatment in May of 2000.

     The Company is evaluating the regulatory and competitive environment and is unlikely to pursue regulatory approval for use of Aptosyn(TM) (exisulind) in SAP at this time. The population at risk for developing SAP includes all people over
50. A drug targeted for widespread application in a relatively healthy population will require an extensive safety and efficacy database for FDA approval. As of this time the major portion of our resources is being committed to the cancer trials described below. The number of clinical trials we are able to support will depend on a number of factors including, in particular, the amount of funding available to us and the extent of support from existing and future pharmaceutical company collaborations, if any.

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

     Clinical testing of Aptosyn(TM) (exisulind) for Barrett's Esophagus is at a very early stage. In December 1998, we initiated a study in patients with Barrett's Esophagus to evaluate the safety and efficacy of Aptosyn(TM) (exisulind). The proposed clinical endpoints are reduction in the area affected or in the degree of dysplasia found in the affected tissues. Enrollment in this approximately 20 patient study closed in the first quarter of 2000. The treatment phase will not be complete until the first quarter of 2001. The data generated in this study should assist us to determine whether to sponsor additional studies in this disease indication.

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

     We did not commence a clinical study of Aptosyn(TM) (exisulind) in patients with bronchial dysplasia in 2000 due to a variety of factors including competing demands for our limited resources. We do not know when or if we will schedule such a study in the future.

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

     In September 1997, we completed a two-month safety and pharmacokinetic study in 18 patients who had a history of sporadic adenomatous colonic polyps or cervical dysplasia. We have not commenced a clinical study to evaluate the safety and efficacy of different doses of Aptosyn(TM) (exisulind) in patients with cervical dysplasia. When and if we initiate such a study will depend upon a variety of factors, including regulatory and competitive, as well as developments in our other programs and competing demands for our limited resources.

     CLINICAL DEVELOPMENT OF APTOSYN(TM) (EXISULIND) FOR CANCEROUS LESIONS.

     Laboratory studies suggest that Aptosyn(TM) (exisulind) arrests or slows the progression of certain cancerous lesions. Based on the novel mechanism of activity, we believe that Aptosyn(TM) (exisulind) may be clinically useful either as stand-alone therapy or in combination with radiation or conventional chemotherapy in the treatment of cancers and the prevention of recurrence. In 1997 our clinical program expanded to include cancer indications. By 2000, cancer had become the focus of most of our clinical efforts.

     We believe that cancer cells that are resistant to radiation or conventional chemotherapy may be killed by Aptosyn(TM) (exisulind) due to its effect on an apoptotic mechanism that is different from that targeted by conventional therapies. Results of clinical trials of Aptosyn(TM) (exisulind) in the treatment of any precancer indication may not be predictive of the results that may be obtained from trials of Aptosyn(TM) (exisulind) for the treatment of cancer.

     LUNG CANCER. Aptosyn(TM) (exisulind) has shown some positive results in the prevention of chemically-induced and implanted human lung cancer in rodents. We initiated a study of the safety and efficacy of Aptosyn(TM) (exisulind) in patients with advanced lung cancer in December 1997. This exploratory study initially included six patients and concluded with 16 patients.

     As of the first quarter of 2001, we commenced enrollment in a Phase III randomized placebo-controlled study of a regimen of Taxotere(R) (docetaxel) in combination with Aptosyn(TM) (exisulind) versus Taxotere(R) (docetaxel) in combination with placebo in non-small cell lung cancer patients who have failed a prior platinum-containing regimen.

     There is an ongoing Phase I/II study of the combination Aptosyn(TM) (exisulind) with Taxotere(R) (docetaxel) in patients with solid tumors, including lung cancer patients, which is intended to assess the safety of the combination and establish a Phase III dose. This study is supported by Aventis.

     Also in the first quarter of 2001, a Phase I/II study commenced enrollment as a combination therapy lung cancer study, supported by Aventis, which is intended to assess the toxicity profile of Aptosyn(TM) (exisulind) in combination with Taxotere(R) (docetaxel) and carboplatin in previously untreated patients with metastatic non-small cell lung cancer, to evaluate the potential pharmacokinetic interactions of the combination of the drugs, and to evaluate antitumor efficacy of the combination with regard to time to tumor progression and/or treatment failure.

     Also in the first quarter of 2001, we commenced enrollment in a Phase I/II combination therapy lung cancer study, with the cooperation of GlaxoSmithKline ("Glaxo"), to determine the maximally tolerated dose of Aptosyn(TM) (exisulind) with a fixed dose of Navelbine(R) (vinorelbine tartrate injection) in previously untreated elderly patients with advanced non-small cell lung cancer, and to determine response rate, overall survival rate and toxicity profile.

     Also in the first quarter of 2001, we commenced enrollment in a Phase I/II combination therapy lung cancer study, with the cooperation of Eli Lilly and Company ("Lilly"), which is intended to study Aptosyn(TM) (exisulind) in combination with Gemzar(R) (gemcitabine HCI) in patients with refractory or recurrent non-small cell lung cancer. This study is intended to evaluate the time to disease progression in patients who progressed through first-line therapy (refractory) or patients who developed progressive disease more than three months from completion of first-line therapy (recurrent), and also to determine the response rate and toxicity profile.

     Lung cancer may be diagnosed by general practitioners or internists. Oncologists manage the chemotherapeutic treatment of lung cancer.

     PROSTATE CANCER. In vitro and in vivo studies suggest that Aptosyn(TM) (exisulind) inhibits growth of prostate cancer cells, including one type of prostate cancer cell that is resistant to conventional chemotherapeutic drugs. In August 1998, we completed enrollment of 96 patients in a one-year Phase II/III clinical study for the prevention of prostate cancer recurrence. This study involved men who had had a prostatectomy and had rising PSA levels. This is often a sign of recurrent prostate cancer that is not detectable by current imaging or diagnostic methods. The endpoint of this study was the arrest or delay in the elevation of PSA. The primary analysis of this study showed a statistically significant difference in mean change in PSA levels from baseline between drug and placebo groups: PSA levels continued to rise in the placebo group, while in the drug-treated group PSA levels stabilized.

     Although a rising level of PSA is not itself a disease condition, it is widely regarded in the medical community as a surrogate marker indicative of the presence of prostate cancer. To our knowledge, no drug has yet been approved by the FDA for the treatment of prostate cancer solely on the basis of data with respect to PSA levels. Prevailing thought suggests that to achieve FDA approval, efficacy must be shown in a clinical endpoint such as survival or tumor regression.

     In our clinical program for prostate cancer during 2001, we plan to initiate a Phase III randomized placebo-controlled study of a regimen of Taxotere(R) (docetaxel) in combination with Aptosyn(TM) (exisulind) versus Taxotere(R) (docetaxel) in combination with placebo in patients with hormone refractory prostate cancer.

     There is an ongoing Phase I/II study of the combination Aptosyn(TM) (exisulind) with Taxotere(R) (docetaxel) in hormone refractory prostate cancer which is intended to assess the safety and efficacy of the combination. This study is supported by Aventis.

     According to the American Cancer Society, there were approximately 180,000 new cases of prostate cancer in 2000. Prostate cancer is commonly diagnosed and treated by urologists, of whom there are approximately 10,000 in the United States. Oncologists, of whom there are approximately 5,500 in the U.S., manage the chemotherapeutic treatment of prostate cancer. Our contract sales force currently markets Nilandron(R) (nilutamide) to urologists.

     BREAST CANCER. We have observed that Aptosyn(TM) (exisulind) and other CPI compounds show dose-related inhibitory effects in several in vitro breast cancer cell systems, in in vivo chemically-induced cancer models and in in vitro studies with primary breast cancer tissues removed from patients.

     During 2001, we plan to commence enrollment in a Phase I/II combination therapy breast cancer trial, supported by Aventis, which is intended to establish tolerable doses of Aptosyn(TM) (exisulind) and Taxotere(R) (docetaxel), to determine response rates in patients with metastatic breast cancer who may or may not have received prior chemotherapy, to evaluate the side effect profile of the combination of the two drugs, and to determine the effect on time to disease progression.

     As of the first quarter of 2001, we have commenced enrollment in a Phase I/II combination therapy breast cancer trial, in cooperation with Roche Laboratories, Inc. ("Roche"), which is intended to evaluate the safety, efficacy and pharmacokinetic interactions of Aptosyn(TM) (exisulind) and Xeloda(R) (capecitabine) administered together in patients with metastatic breast cancer, and to determine the antitumor activity of the combination therapy as measured by objective response.

     It is estimated that in 2001 there will be approximately 180,000 new cases of breast cancer in the United States. Gynecologists usually diagnose breast cancer, while oncologists manage the chemotherapeutic treatment.

     We are not in a position to know at this time if or when an NDA for Aptosyn(TM) (exisulind) will be filed for any cancer indication (whether alone or in combination with a cancer chemotherapeutic compound of another pharmaceutical company), or whether these clinical trials will show positive results, or which additional clinical trials may be required for the submission of an NDA for a particular cancer indication, or

(if an NDA is filed) when or if the FDA will find that Aptosyn(TM) (exisulind), on the basis of any or all of the studies which have been conducted or may hereafter be conducted, is sufficiently safe and effective to warrant marketing approval by the FDA for any such indication.

COLLABORATIONS WITH MAJOR PHARMACEUTICAL COMPANIES FOR CLINICAL DEVELOPMENT OF APTOSYN(TM) (EXISULIND) IN COMBINATION WITH APPROVED CHEMOTHERAPEUTIC AGENTS

     We are cooperating with Aventis to investigate Aptosyn(TM) (exisulind) in combination with Aventis' Taxotere(R) (docetaxel). The cooperation intends to investigate the combination of Aptosyn(TM) (exisulind) and Taxotere(R) (docetaxel) in breast, prostate and non-small cell lung cancer.

     We are cooperating with Roche to investigate Aptosyn(TM) (exisulind) in combination with Roche's Xeloda(R) (capecitabine) in breast cancer.

     We are cooperating with Lilly to investigate Aptosyn(TM) (exisulind) in combination with Lilly's Gemzar(R) (gemcitabine HCI) in non-small cell lung cancer.

     We are cooperating with Glaxo to investigate Aptosyn(TM) (exisulind) in combination with Glaxo's Navelbine(R) (vinorelbine tartrate injection) as a first line treatment for elderly patients with advanced non-small cell lung cancer.

     In each of the four collaborations, investigators have designed studies which have been reviewed by CPI and the respective cooperating company. Under the cooperations, product rights will be retained by each party for its respective product and the parties will share access to the data.

CP461 DEVELOPMENT PROGRAM

     Clinical Development of CP461 for Cancer Treatment. Preclinical toxicology and efficacy studies of CP461 support its potential for anti-cancer activity against a broad range of human cancer cell lines. The preclinical studies also appear to support the potential of CP461 to selectively induce apoptosis in abnormal cells and inhibit the formation of precancerous lesions without affecting apoptosis in normal healthy cells.

     The Company filed an IND for CP461 in December 1998. A single dose safety and pharmacokinetic study in normal volunteers was completed in July 1999 and demonstrated good tolerability in study subjects following oral administration. Plasma levels of CP461 exceeded those predicted to be necessary to achieve anti-cancer effects, based on preclinical studies. No clinically significant drug-related side-effects were observed at doses given in this study.

     A multiple dose safety, pharmacokinetic and preliminary efficacy study in late stage cancer patients is ongoing to establish a recommended dose for Phase II clinical trials.

     During 2001, we plan to conduct Phase I studies to evaluate the safety of CP461 in combination with a number of commercially available chemotherapeutic agents.

     During 2001, we plan to commence one or more Phase II studies in several tumor types to obtain additional safety and efficacy data. The commencement of these studies will depend upon a variety of factors including developments in other Company programs, developments in the field of cancer therapy generally, and competing demands for our limited resources.

     In conjunction with the foregoing section "Products in Development," please read in the "Risk Factors" section below the portions which discuss our early stage of development, the absence of developed products, the uncertainty of clinical trials, technological uncertainty and regulatory uncertainty, as well as those portions which discuss extensive government regulation and the lack of assurance of necessary FDA and other regulatory approvals.

AGREEMENT WITH AVENTIS FOR CPI TO MARKET NILANDRON(R) (NILUTAMIDE)

     In July 2000, we entered into a marketing and promotion agreement with Aventis granting us the exclusive rights to market Nilandron(R) (nilutamide) to urologists, in the United States and Puerto Rico, for use in patients who suffer from prostate cancer. Nilandron(R) (nilutamide) is a hormonal therapy that blocks the production of testosterone and is used to increase survival time and promote disease regression in men with advanced prostate cancer. Utilizing our existing relationship with Innovex, Inc., a leading provider of contract sales and marketing solutions in the healthcare industry, we hired and trained a contract sales force and commenced promoting Nilandron(R) (nilutamide) at the end of the third quarter of 2000. For our marketing and promotion services, we receive a percentage of the gross margin on sales of Nilandron(R) above a threshhold amount defined in the agreement. Revenues for our services are not expected to be material. The agreement is for a term from September 1, 2000 to December 31, 2002, subject to earlier termination as set forth in the agreement. The agreement also provides Aventis with the right to convert the agreement to a nonexclusive agreement upon 90 days' written notice to the Company.

NATIONAL CANCER INSTITUTE AND OTHER THIRD-PARTY ARRANGEMENTS

     CPI and the National Cancer Institute ("NCI") entered into a clinical trials agreement in 1994. In this agreement, the NCI agreed to sponsor human clinical trials (including but not limited to safety and efficacy testing) of Aptosyn(TM) (exisulind) in at least two precancer indications. The first indication is colonic adenomas, including FAP. The NCI sponsored the first six-month portion of the polyp regression clinical study for FAP that commenced in August 1995. Under the Agreement, NCI had the right to conduct as many additional clinical trials as it would like and we were obligated to provide Aptosyn(TM) (exisulind) for such studies. The agreement with the NCI contains no provisions for royalties or restrictions on our ability to commercialize Aptosyn(TM) (exisulind). The clinical trials agreement expired on July 1, 1999.

     In June 1991, CPI entered into a research and license agreement with the University of Arizona (the "University"). Under the agreement, we agreed to attempt to commercialize at least one product while the University agreed to conduct a research program in support of our efforts. The agreement, as amended, provides for us to establish a budget for the research program with the University on an annual basis and for us to be licensed under all patents based on inventions developed by the University's employees in conjunction with us. We have agreed to pay to the University a royalty based on sales of products, if any based on each such patent family; this would apply to Aptosyn(TM) (exisulind) and CP461. The research portion of the agreement expired on June 26, 2000.

     We also contract with university-based researchers and commercial vendors throughout the U.S., Europe and other areas who furnish cell biology studies, in vivo pharmacological studies, in vivo drug candidate screening, animal toxicological studies, scale-up and synthesis of promising new compounds, manufacture of clinical and commercial supplies, conduct and monitoring of clinical studies, laboratory analysis and/or other goods and services incident to the development of the our business. In conjunction with the foregoing section "National Cancer Institute and Other Third-Party Arrangements," please read the "Risk Factors" sections below which discuss reliance on third parties.

COLLABORATIVE NATURE OF THE PHARMACEUTICAL INDUSTRY

     Our industry requires highly specialized expertise in a wide variety of disciplines and is characterized by collaborative and cooperative endeavors among participants. This dynamic involves the receipt of assistance from third parties, the payment of royalties or other value in exchange for this assistance, and the risks of dependence upon third parties. Intra-industry discussion and interchange is an ongoing process, covering subject matters ranging from basic research to strategic alliance. We have participated in this process for years and intend to continue to do so. The arrangements discussed in the two immediately preceding subsections above, and in the subsection "Marketing and Sales" below, are illustrative of this process. During intra-industry discussions, agendas may substantially broaden or may substantially narrow from those anticipated at the outset; most frequently, discussions serve only as information exchange and do not lead to transactions of any kind. The fact of intra-industry discussion activity should not be misunderstood as an indication that our business, strategies or prospects are about to change; on the other hand, the unpredictable nature of ubiquitous industry interchange may lead to developments which neither we nor others may be in a position to anticipate. As discussed above under "Business Strategy," we intend to develop industry collaborations and relationships to achieve our objectives. However, we are not in a position to predict what, if any, collaborations, alliances or transactions we may enter into in addition to those described elsewhere in this description of our business.

ADVISORY BOARD

     We are assisted in our research and development activities by our Scientific Advisory Board ("SAB"). The SAB is composed of physicians and scientists who review our research and development, discuss technological advances relevant to our business and otherwise assist us on scientific and clinical matters. The members of the SAB are appointed by our management. The SAB meets periodically. Certain members meet in smaller groups or meet with us individually as requested to address selected topics. Dr. Rifat Pamukcu, our Chief Scientific Officer and Executive Vice President, Research and Development, served as co-chair of our SAB prior to joining CPI in 1993, and continues to participate in all SAB meetings. W. Joseph Thompson, Ph.D., our Vice President, Research, serves as Co-Chair for SAB meetings. We compensate non-employee SAB members in either cash or stock options or both for their services; we also reimburse them for expenses incurred when traveling to and attending meetings. Non-employee SAB members have commitments or consulting contracts with other organizations and companies, some of which are competitors or potential competitors; such commitments may limit the availability of such members to us. None of these individuals is expected to devote more than a small portion of his time to our affairs. The members of the SAB are listed below.

                           SCIENTIFIC ADVISORY BOARD

               NAME                                         PROFESSIONAL AFFILIATION
               ----                                         ------------------------
Dennis Ahnen, M.D.................  Professor of Medicine, University of Colorado School of
                                    Medicine; Director of Cancer Prevention and Control,
                                    University of Colorado Cancer Center
David S. Alberts, M.D.............  Associate Dean of Research, Director of Cancer Prevention
                                    and Control Program, and Professor of Medicine and
                                    Pharmacology, Arizona Cancer Center, University of Arizona
Randall W. Burt, M.D.               Professor of Internal Medicine and Chief of Gastroenterology,
  (Chairman)......................  University of Utah School of Medicine; formerly Chief of
                                    Medical Services, Veterans Administration Medical Center,
                                    Salt Lake City, Utah
Sharron H. Francis, Ph.D..........  Professor, Department Molecular Physiology and Biophysics,
                                    Vanderbilt University School of Medicine
Alan C. Sartorelli, Ph.D..........  Alfred Gilman Professor of Pharmacology and Epidemiology,
                                    Yale University School of Medicine; Director of Yale
                                    Comprehensive Cancer Center
Richard Schilsky, M.D.............  Associate Dean for Clinical Research, Professor of Medicine,
                                    Biological Sciences Division and the Pritzker School of
                                    Medicine, Director of University of Chicago Cancer Research
                                    Center
Daniel D. Von Hoff, M.D...........  Director, Arizona Cancer Center; Professor of Medicine, The
                                    Arizona Health Sciences Center, Tucson; Co- Director of
                                    Research, U.S. Oncology, Inc.
Louis M. Weiner, M.D..............  Chairman of the Department of Medical Oncology, Division
                                    of Medical Science at Fox Chase Cancer Center; Professor in
                                    the Department of Medicine, Temple University School of
                                    Medicine

               NAME                                         PROFESSIONAL AFFILIATION
               ----                                         ------------------------
I. Bernard Weinstein, M.D.........  Frode Jensen Professor of Medicine, Professor of Genetics and
                                    Development and Public Health, Columbia University;
                                    Director Emeritus, Herbert Irving Comprehensive Cancer
                                    Center, Columbia University

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

     Our success will depend, in part, on our ability to obtain patents, operate without infringing the proprietary rights of others and maintain trade secrets, both in the U.S. and other countries. Patent matters in the pharmaceutical industry can be highly uncertain and involve complex legal and factual questions. Accordingly, the validity, breadth, and enforceability of our patents and the existence of potentially blocking patent rights of others cannot be predicted, either in the U.S. or in other countries.

     We hold title or exclusive licenses to several issued U.S. patents and pending patent applications relating to the therapeutic uses of Aptosyn(TM) (exisulind) in the treatment of neoplasia, precancerous lesions and/or other indications. A composition of matter patent is not available to us (or anyone else) because the sulfone derivative of sulindac, now named exisulind, was described in the scientific and patent literature over 20 years ago. Thus, our current patent rights relating to Aptosyn(TM) (exisulind) are limited to a series of patents and patent applications pertaining to various specific uses of Aptosyn(TM) (exisulind). We have also been issued or hold exclusive licenses to various foreign patents (including patents in various European countries, Australia, Canada, Korea and Japan) and pending applications relating to the use of Aptosyn(TM) (exisulind) in pharmaceutical compositions for the treatment of neoplasia, precancerous lesions and/or other indications. In Europe, our patent rights relating to Aptosyn(TM) (exisulind) are directed to the use of Aptosyn(TM) (exisulind) in the manufacture of pharmaceutical compositions for the treatment of precancerous lesions. We also hold title or exclusive licenses to several pending U.S. and international patent applications relating to uses of exisulind in combination with certain existing conventional chemotherapeutics.

     We also hold title or exclusive licenses to patents and pending applications relating to CP461, its composition of matter and various of its therapeutic uses.

     In addition, we hold title or exclusive licenses to many patents and patent applications on other compounds, or therapeutic methods involving such compounds, for the treatment of colonic polyps, precancerous lesions and/or neoplasia. We also have patents and patent applications on methods for screening compounds for their usefulness in selectively inducing apoptosis. We have also filed patent applications relating to diagnostic methodologies, and patent applications relating to certain business methods and packaged pharmaceuticals with descriptive material describing and relating to the mechanisms of action.

     We intend to file additional applications, as appropriate, for patents on new compounds, products, or processes discovered or developed through application of our technology.

     Research is an on-going process. Whether a new development or discovery could be successfully patented is a very complicated question and depends on the facts as they develop over time. Thus, we cannot provide assurance that our continuing research activities will discover or develop patentable products or processes, or that patents will issue from any of the currently pending patent applications, or that claims granted on issued patents will be sufficient in their validity, breadth and enforceability to protect our technology or competitive commercial advantage. Potential competitors or other researchers in the field may have filed patent applications, been issued patents, published articles or otherwise created prior art that could restrict or block our efforts to obtain additional patents. Similarly, we cannot predict whether our issued patents or pending patent applications, if issued, will be challenged, invalidated, circumvented or breached by others, or whether judicial protection and enforcement will be available to us to counteract such actions by others, or whether the rights granted thereunder will provide us with proprietary protection or competitive advantages. Our patent rights also depend in part on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that are not or were not employed by us.

     Competitors may manufacture and sell our potential products in those countries where we have not filed for patent protection or where patent protection may be unavailable, not obtainable or ultimately not enforceable. The ability of such competitors to do this is usually governed by the patent laws of the countries in which the product is sold. If clinical uses of exisulind are discovered beyond those set forth in our patent claims, we may not be able to enforce its patent rights against companies marketing exisulind for such other clinical uses.

     Our success will also depend, in part, on our not infringing patents issued to others. Pharmaceutical companies, biotechnology companies, universities, research institutions and others may have filed patent applications or have received, or may obtain, issued patents in the U.S. or elsewhere relating to aspects of our technology. It is uncertain whether the issuance of any third-party patents will require us to alter our products or processes, obtain licenses or cease certain activities. Some third-party applications or patents may conflict with our issued patents or pending applications. Such conflict could result in a significant reduction of the coverage of our issued or licensed patents. In addition, if patents are issued to other companies which contain blocking, dominating or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, we might not be able to obtain any such licenses on commercially favorable terms, if at all; and if these licenses are not obtained, we might be prevented from pursuing the development of certain of its potential products. Our failure to obtain a license to any technology that we may require to commercialize our products may have a material adverse impact on our business, financial condition and results of operations.

     Litigation may be necessary to enforce any patents issued or licensed to us. Litigation may be necessary to determine the scope and validity of the proprietary rights of others. Litigation could result in substantial costs to us which may have a material adverse effect on our business, financial condition and results of operations.

     Under the abbreviated new drug application ("ANDA") provisions of U.S. law, after four years from the date marketing approval is granted to us by the FDA for a patented drug, a generic drug company may submit an ANDA to the FDA to obtain approval to market in the U.S. a generic version of the drug patented by us. If approval were given to the generic drug company, we would be required to promptly initiate patent litigation to prevent the marketing of such a generic version prior to the normal expiration of the patent. We cannot provide assurance that our issued or licensed patents would be held valid by a court of competent jurisdiction. In addition, if our competitors file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference proceedings to determine priority of invention. These proceedings, if initiated by the U.S. Patent and Trademark Office, could result in substantial cost to us, even if the eventual outcome is favorable to us. An adverse outcome with respect to a third-party claim or in an interference proceeding could subject us to significant liabilities, require disputed rights to be licensed from third parties, or require us to cease using such technology, any of which could have a material adverse effect on our business, financial condition and results of operations.

     We also rely on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable or where patents have not been issued. We attempt to protect our proprietary technology and processes, in part, by confidentiality agreements and assignment of invention agreements with our employees and confidentiality agreements with our consultants and certain contractors. We cannot provide assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If our trade secrets or other intellectual property should become known to our competitors, this could result in a material adverse effect on our business, financial condition and results of operations. To the extent that we or our consultants or research collaborators use intellectual property owned by others in work for us, disputes may arise as to the rights to related or resulting know-how and inventions.

     Aptosyn(TM) (exisulind) is our proposed trademark for exisulind. We have filed an intent to use trademark application for the mark with the U.S. Patent and Trademark Office, and we plan to perfect foreign trademark rights in the mark. While we have searched for confusingly similar marks and believe that Aptosyn(TM) (exisulind) is available for use on our product under prevailing standards of trademark law, there can be no guarantee that that mark will not be challenged by others, or that others have not perfected or attempted to perfect rights in a confusingly similar mark. In the event of a successful challenge to our adoption and use of Aptosyn(TM) (exisulind), we could be forced to change our proposed mark in one or more countries in the world.

COMPETITION

     The industry in which we compete is very competitive. It is characterized by extensive research and development efforts and rapid technological progress. New developments occur and are expected to continue to occur at a rapid pace. Discoveries or commercial developments by our competitors may render some or all of our potential products obsolete, subject to competition or non-competitive. This would have a material adverse effect on our business, financial condition and results of operations. Our competitive position also depends on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources.

     We face competition in our specific areas of focus. In the fields of cancer therapy and the prevention of precancerous and cancerous lesions, other products and procedures are in use or in development that may compete directly with the products that we are seeking to develop and market for cancer treatment or cancer prevention. Surgery, radiation, chemotherapeutic agents and compounds that interfere with hormone activities have been in use for years in the treatment of cancer. Nolvadex(R) (tamoxifen citrate) has been granted limited approval for use in the prevention of breast cancer. The arthritis drug Celebrex(R) (celecoxib) has been granted approval for the regression of polyps in FAP patients. We are aware of clinical trials in which a number of pharmaceutical and nutritional agents are being examined for their potential usefulness in the treatment of precancerous lesions and cancer. These include studies of additional chemotherapeutic agents, monoclonal antibodies, hormone blockers, cyclooxegenase inhibitors, thalidomide and other anti-angeogenesis agents in the treatment of cancer; studies of NSAID-like compounds, cyclooxygenase inhibitors, difluoromethylornithine ("DFMO") and natural nutrients in the treatment of FAP and sporadic colonic polyps; studies of retinoids and DFMO in the treatment of cervical dysplasia; and studies of tamoxifen for the prevention of breast cancer. Additional compounds being tested in various epithelial lesions include compounds related to aspirin, various vitamins and nutritional supplements, oltipraz, N-acetyl cysteine and compounds that interfere with hormone activities. The studies are being conducted by pharmaceutical and biotechnology companies, major academic institutions and government agencies. There are other agents, including certain prescription drugs, that have been observed to have an effect in the general area of cGMP PDE; although we are not aware that any third party has demonstrated the preclinical utility of these compounds in the treatment of precancerous or cancerous lesions, there can be no assurance that such existing or new agents will not ultimately be found to be useful, and therefore competitive with our future products.

     We expect near-term competition from fully integrated and more established pharmaceutical and biotechnology companies. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than we and represent substantial long-term competition for us. Such companies may succeed in discovering and developing pharmaceutical products more rapidly than us or pharmaceutical products that are safer, more effective or less costly than any we may develop. Such companies also may be more successful than us in production and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct clinical trials, seek patent protection and establish collaborative arrangements for the development of oncology products.

     We will face competition based on a number of factors: product efficacy and safety; the timing and scope of regulatory approvals; availability of supply; marketing and sales capability; reimbursement coverage; price; and patent position. Our competitors may develop safer and more effective products. Our competitors may obtain patent protection or intellectual property rights that limit our ability to commercialize products. Our competitors may develop or commercialize products earlier than us. Our issued patents or pending patent applications, if issued, may be challenged, invalidated or circumvented and the rights granted thereunder may not provide proprietary protection or competitive advantage to us.

GOVERNMENT REGULATION

     Our activities are subject to extensive governmental regulation. In particular, the research, design, testing, manufacturing, labeling, marketing, distribution and advertising of products such as our proposed products are subject to extensive regulation by governmental regulatory authorities in the U.S. and other countries. The drug development and approval process is generally lengthy, expensive and subject to unanticipated delays.

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

     Satisfaction of such regulatory requirements, which includes demonstrating to the satisfaction of the FDA that the relevant product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product. It also requires the expenditure of substantial resources. Preclinical studies must be conducted in conformance with the FDA's Good Laboratory Practice ("GLP") regulations. Our compounds require extensive clinical trials and FDA review as new drugs. Clinical trials are vigorously regulated and must meet requirements for FDA review and oversight and requirements under Good Clinical Practice ("GCP") guidelines. We may encounter problems in clinical trials which would cause us or the FDA to delay or suspend clinical trials. Any such delay or suspension could have a material adverse effect on our business, financial condition and results of operations. The steps required before a drug may be marketed in the U.S. include: (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an application for an IND exemption, which must become effective before human clinical trials may commence; (iii) human clinical trials to establish the safety and efficacy of the drug; (iv) submission of a detailed NDA to the FDA; and (v) FDA approval of the NDA. In addition to obtaining FDA approval for each product, each domestic establishment where the drug is to be manufactured must be registered with the FDA. Domestic manufacturing establishments must comply with the FDA's Good Manufacturing Practice ("GMP") regulations and are subject to periodic inspections by the FDA. Foreign manufacturing establishments manufacturing drugs intended for sale in the U.S. also must comply with GMP regulations and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

     Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the metabolic and pharmacologic activity and potential safety and efficacy of the product. Preclinical tests must be conducted by laboratories that comply with FDA regulations regarding GLP. The results of preclinical tests are submitted to the FDA as part of an IND, which must become effective before the sponsor may conduct clinical trials in human subjects. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in FDA authorization of the commencement of clinical trials. A separate IND application may be required by the FDA, in its sole discretion, as to each indication. Our cancer prevention and therapeutic studies for Aptosyn(TM) (exisulind) are being conducted under our IND application filed in December 1993. Clinical trials of CP461 are proceeding under our IND filed in December 1998.

     Clinical trials involve the administration of the investigational drug to patients. Every clinical trial must be conducted under the review and oversight of an institutional review board ("IRB") at each institution participating in the trial. The IRB evaluates, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Clinical trials typically are conducted in phases, which generally are conducted sequentially, but which may overlap. Clinical trials test for efficacy and safety, side effects, dosage, tolerance, metabolism and clinical pharmacology. Initial tests involve the introduction of the drug to a small group of subjects to test for safety, dosage tolerance, pharmacology and metabolism. Subsequent trials involve a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Larger-scale trials may then be undertaken to evaluate the safety and effectiveness of the drug, usually, though not necessarily, in comparison with a placebo or an existing treatment.

     There are many uncertainties in the overall clinical trial process. All phases of testing may not be completed successfully within any specified time period, if at all. The FDA may increase, decrease or re-characterize the number and phases of trials required for approval. The FDA may suspend clinical trials at any time if it decides that patients are being exposed to a significant health risk.

     The results of the preclinical studies and clinical trials are submitted to the FDA as part of an NDA for approval of the marketing of the drug. The NDA also includes information pertaining to the chemistry, formulation and manufacture of the drug and each component of the final product, as well as details relating to the sponsoring company. In prior years, the NDA review process has taken from one to two years on average to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated. The process may take substantially longer if the FDA has questions or concerns about a product. In general, the FDA requires at least two adequate and well-controlled clinical studies demonstrating safety and efficacy in order to approve an NDA. The FDA may, however, request additional information, such as long-term toxicity studies or other studies relating to product safety, and may increase, decrease or re-characterize the number and phases of trials required for approval. Notwithstanding the submission of requested data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval.

     We may not succeed in developing drugs that prove to be safe and effective in treating or preventing cancer. The development of such drugs will require the commitment of substantial resources to conduct the preclinical development and clinical trials necessary to bring such compounds to market. Drug research and development by its nature is uncertain. There is a risk of delay or failure at any stage, and the time required and cost involved in successfully accomplishing our objectives cannot be predicted. Actual drug research and development costs could exceed budgeted amounts, which could have a material adverse effect on our business, financial condition and results of operations.

     As discussed above, we submitted an NDA for Aptosyn(TM) (exisulind) for the indication of FAP in August 1999. The FDA issued a "not approvable" letter with respect to that NDA in September 2000. We cannot predict the future course of the NDA for FAP or when, if ever, we will submit another NDA for Aptosyn(TM) (exisulind), for CP461 or for any other compound currently under development. See the discussion of Aptosyn(TM) (exisulind) and CP461 above under "Products in Development."

     No new drug may be marketed in the U.S. until it has been approved by the FDA. We have already encountered delay and rejection in the approval process; we may encounter further delay and rejection. The FDA may make policy changes during the period of product development or the period of FDA regulatory review of an NDA. A delay in obtaining, or failure to obtain, approval would have a material adverse effect on our business, financial condition and results of operations. Even if regulatory approval were obtained, it would be limited as to the indicated uses for which the product may be promoted or marketed.

     A marketed product, its manufacturer and the facilities in which it is manufactured are subject to continual review and periodic inspections. If marketing approval were granted, we would be required to comply with FDA requirements for manufacturing, labeling, advertising, record keeping and reporting of adverse experiences and other information. In addition, we would be required to comply with federal and state anti-kickback and other health care fraud and abuse laws that pertain to the marketing of pharmaceuticals. Failure to comply with regulatory requirements and other factors could subject us to regulatory or judicial enforcement actions, including, but not limited to, product recalls or seizures, injunctions, withdrawal of the product from the market, civil penalties, criminal prosecution, refusals to approve new products and withdrawal of existing approvals, as well as enhanced product liability exposure, any of which could have a material adverse effect on our business, financial condition and results of operations.

     Sales of our products outside the U.S. will be subject to foreign regulatory requirements governing clinical trials, marketing approval, manufacturing and pricing. Non-compliance with these requirements could result in enforcement actions and penalties or could delay introduction of our products in certain countries.

     Our current clinical trial strategy for the development of drugs for the prevention of precancerous lesions assumes that, for precancer trials, the FDA will accept reduction in the formation of precancerous lesions as an endpoint. To date, the FDA has not approved any compounds which are solely chemoprevention compounds, and there can be no assurance that the FDA will approve such compounds in the future. Should the FDA require us to demonstrate the efficacy of Aptosyn(TM) (exisulind) in the reduction of certain cancers or in overall mortality rates resulting from certain cancers, our clinical trial strategy for precancerous conditions would be materially and adversely affected. Significant additional time and funding would be required to demonstrate such efficacy. For these and other reasons, we may not be able to successfully develop a safe and efficacious chemoprevention product. If we do succeed in obtaining approval for a cancer chemopreventive product, the product may not be commercially viable or accepted in the market place.

     In 1988 and again in 1992, the FDA issued regulations intended to expedite the development, evaluation and marketing of new therapeutic products to treat life-threatening and severely debilitating illnesses for which no satisfactory alternative therapies exist. One program under these regulations provides for early consultation between the sponsor and the FDA in the design of both preclinical studies and clinical trials. Another program provides for accelerated approval based on a surrogate endpoint. This does not mean that any future products CPI may develop will be eligible for evaluation by the FDA under these regulations. Nor does this mean that Aptosyn(TM) (exisulind) or any future products we may develop, if eligible for these programs, will be approved for marketing sooner than would be traditionally expected, if ever. Regulatory approval granted under these regulations may be restricted by the FDA as necessary to ensure the safe use of the drug. In addition, post-marketing clinical studies may be required. If Aptosyn(TM) (exisulind) or any of our future products do not perform satisfactorily in such post-marketing clinical studies, they would likely be required to be withdrawn from the market.

     We have obtained "Orphan Drug" status for Aptosyn(TM) (exisulind) for the treatment of FAP. "Orphan Drug" status may provide an applicant with exclusive marketing rights in the U.S. for a designated indication for seven years following marketing approval. In order to obtain such benefits, however, the applicant must be the sponsor of the first NDA approved for that drug and indication. Moreover, amendment of the Orphan Drug Act by the U.S. Congress and reinterpretation by the FDA are frequently discussed. Therefore, the precise scope of protection that may be afforded by Orphan Drug status in the future is uncertain. The current level of marketing exclusivity may not remain in effect.

     The FDA has granted us "Fast Track" designation for Aptosyn(TM) (exisulind) for the reduction in development of new polyps in patients with FAP. The Fast Track Program is a new mechanism, introduced in the FDA Modernization Act of 1997, for facilitating the development and expediting the approval of drugs that demonstrate the potential to address unmet medical needs for serious and life-threatening conditions. This mechanism builds upon existing FDA programs for accelerated approval of such drugs.

     Among other things, the Fast Track provisions provide for rolling review of the NDA (marketing application) for the Fast Track drug, so that portions of the application can be submitted and reviewed by FDA before the complete application is submitted. This can help to accelerate FDA review. Under Fast Track designation, we submitted to the FDA the chemistry section of our NDA with respect to Aptosyn(TM) (exisulind) for FAP in November 1998, the pharmacology/toxicology section in December 1998, and the clinical portion in August 1999. See the discussion of the Phase III trial above under "Products in Development." The FDA has not yet approved the NDA for Aptosyn(TM) (exisulind); it issued a "not approvable" letter in September 2000. Clearly, the FDA will not approve the NDA any sooner than would be traditionally expected, and the FDA may not approve the NDA at all. See discussion under "Clinical Development of Aptosyn(TM) (exisulind) for Precancerous Lesions" and "Familial Adenomatous Polyposis (FAP)."

     In most cases, pharmaceutical companies rely on patents to provide market exclusivity for the periods covered by the patents. See "Patents, Trademarks and Proprietary Technology" above. In the U.S., the Drug

Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act") permits an extension of patents in certain cases to compensate for patent time expended during clinical development and FDA review of a drug. In addition, the Hatch-Waxman Act establishes a period of market exclusivity, independent of any patents, during which the FDA may not accept or approve abbreviated applications for generic versions of the drug from other sponsors, although the FDA may accept and approve long-form applications for the drug. The applicable period of market exclusivity for a drug containing an active ingredient not previously approved is five years. There is no assurance that all or any of our products, if approved, will receive market exclusivity under the Hatch-Waxman Act. Failure to receive such exclusivity could have an adverse effect on our business, financial condition and results of operations at that time.

     Among the requirements for product approval is the requirement that prospective manufacturers conform to the GMP standards, which also must be observed at all times following approval. Accordingly, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure compliance with GMP standards. Failure to so comply subjects the manufacturer to possible FDA action, such as the suspension of manufacturing or seizure of the product. The FDA may also request recall of products.

     Health care reform legislation, if enacted, could result in significant change in the financing and regulation of the health care business. Also, legislation affecting coverage and reimbursement under Medicare, Medicaid and other government medical assistance programs has been enacted and modified from time to time. The future course of legislation is unpredictable. Changes adversely affecting drug pricing, drug reimbursement and prescription benefits, among other changes, could have a materially adverse effect on our business, financial condition and results of operations at that time.

MANUFACTURING

     We have no facilities for the manufacture, formulation or finishing of products for clinical or commercial use. We rely on third parties to produce our compounds for research, clinical and commercial purposes (both bulk drug and final pharmaceutical forms). We will need to develop our own facilities or continue to contract with third parties for the production of products, if any, that we may develop for our own account or in connection with collaborative arrangements in which we have retained manufacturing rights. See under "Risk Factors" below the section discussing our lack of manufacturing experience and our reliance on contract manufacturers and suppliers.

MARKETING AND SALES

     To date we have established our own marketing organization and have established a third-party sales force through an agreement with Innovex to promote Nilandron(R) (nilutamide) in the U.S and Puerto Rico. The sales force consists of approximately 13 people who promote Nilandron(R) (nilutamide) to urologists. To date, none of our own products have been approved for marketing. We intend to evaluate and consider alternatives for marketing and selling our products when they are approved, if ever. We may market and sell our products on our own, through a third-party sales force, or, if appropriate, we may enter into co-marketing or other agreements with others such as pharmaceutical or biotechnology companies to market and sell our products.

     We have entered into distribution agreements for Aptosyn(TM) (exisulind) in Canada and Israel. If we receive approvals to market our products in international markets, we anticipate marketing our products internationally by entering into strategic alliance agreements with organizations that have local resources and expertise. See under "Risk Factors" below the section discussing our lack of sales and marketing experience and our dependence on third parties.

EMPLOYEES

     As of January 31, 2001, CPI employed approximately 60 persons full-time.

EXECUTIVE OFFICERS

     ROBERT J. TOWARNICKI, 49, has served as Chief Executive Officer and a Director of CPI since October 1996; as President of CPI since January 1998; and as Chairman of the Board of Directors since May 31, 2000. Prior to joining CPI, from 1992 to 1996, he served as President, Chief Operating Officer, a director and most recently as Executive Vice President of Integra LifeSciences Corporation, which is the publicly-held parent firm for a group of biotechnology and medical device companies; including Collatech, Inc., ABS LifeSciences Inc., Telios Pharmaceuticals, Inc. and Vitaphore Corporation. In addition, from 1991 to 1992, he served as Founder, President and Chief Executive Officer of MediRel, Inc. From 1989 to 1991, he was General Manager of Focus/MRL, Inc.; from 1985 to 1989, he was Vice President of Development and Operations for Collagen Corporation and from 1974 to 1985, he held a variety of operations management positions at Pfizer, Inc. and Merck & Co., Inc. Mr. Towarnicki was a Ph.D. candidate in Pharmaceutical Chemistry at Temple University School of Pharmacy and received his M.S. and B.S. degrees from Villanova University.

     RIFAT PAMUKCU, M.D., 43, has served as CPI's Chief Scientific Officer since inception of the enterprise in 1990; as Vice President, Research and Development since 1993; as Senior Vice President since 1997; as Executive Vice President since July 2000; and as a member of the Board of Directors since September 2000. Dr. Pamukcu is a co-founder of CPI. Prior to joining CPI full time in 1993, from 1989 to March 1993, he was Assistant Professor of Medicine at the University of Cincinnati and co-chair of CPI's Scientific Advisory Board. He continued as an Adjunct Assistant Professor of Medicine at the University of Cincinnati from 1993 to 1995. He was a postdoctoral fellow from 1986 to 1989 in the Division of Gastroenterology at the University of Chicago. Dr. Pamukcu received a B.A. in Biology from Johns Hopkins University in 1979 and an M.D. degree from the University of Wisconsin School of Medicine in 1983.

     ROBERT E. BELLET, M.D., 58, has served as Senior Vice President, Clinical and Regulatory Affairs, since joining CPI in July 2000. Prior to joining CPI, Dr. Bellet was Director, Medical Affairs -- Oncology at Aventis Pharmaceuticals, Inc. (formerly Rhone-Poulenc Rorer). Prior to joining Rhone-Poulenc Rorer in 1992, Dr. Bellet held a series of academic appointments and served as a clinical investigator at institutions including Jefferson Medical College, Fox Chase Cancer Center, the American Oncologic Hospital and Temple University. He was also an independent investigator for the National Cancer Institute during 1972-1992. Dr. Bellet is a Fellow of the American College of Clinical Pharmacology and the American College of Physicians. He received his M.D. degree from Jefferson Medical College.

     MARTHA E. MANNING, ESQ., 46, has served as Senior Vice President, General Counsel and Secretary since joining CPI in October 2000. From 1993 to 1999 she served as General Counsel and Secretary of U.S. Bioscience, Inc., as a Vice President from 1993-1996, as a Senior Vice President from 1996-1998 and as an Executive Vice President from 1998-1999. From 1988 to 1993 she served as General Counsel of The Wistar Institute, a premier biomedical research institution. From 1983 to 1988 she was an associate of the law firm of Morgan, Lewis & Bockius. She served as a financial analyst with the U.S. Department of the Treasury from 1978 to 1980. She received a J.D. from the University of Pennsylvania Law School and B.B.A. from the University of Massachusetts.

     BRIAN J. HAYDEN, 49, has served as Vice President, Finance and Chief Financial Officer of CPI since November 1997 and as Treasurer since June 1998. Prior to joining CPI, during 1996 and 1997, he served as Vice President of Finance and Administration for NeoStrata, Inc., a dermatology company, and Vice President and Chief Financial Officer of Micrus Corporation, a medical device company. From 1992 to 1996, he served as Vice President, Finance, Chief Financial Officer and Treasurer of Biomatrix, Inc. From 1976 to 1992, Mr. Hayden served in senior financial management positions in the pharmaceutical, biotechnology and health care industries, including Hoffmann-La Roche, Inc. From 1973 to 1976 he served on the audit staff of Coopers and Lybrand LLP. Mr. Hayden received a B.B.A. in Accounting from Loyola University of Chicago and completed graduate courses at Seton Hall University.

     LLOYD G. GLENN, 45, has served as Vice President, Marketing of CPI since June 1998 and as Vice President, Sales and Marketing since January 2000. Prior to joining CPI, from 1995 to 1998, he served as Vice President of Marketing for Athena Neurosciences, Inc., the Neurological Division of Elan. From 1983 to

1994, he served in a series of sales management positions, ultimately serving as Senior Product Manager for the Pharmaceutical Division of Allergan, Inc. His additional past experience includes positions at Block Drug, from 1982 to 1983, and Airwork, a subsidiary of Purex, Inc. from 1981 to 1982. Mr. Glenn received his B.S. degree in marketing from Brigham Young University.

                                  RISK FACTORS

     The following risk factors relate to the business of the Company and qualify the statements made in this report about the business of the Company. These factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and/or presented elsewhere by management from time to time. The subheadings below identify the risks discussed but cannot do so completely. Each subsection may relate to more than one aspect of the Company's business. Accordingly, each risk factor should be considered carefully in evaluating the business of the Company and any investment in the Company. These risk factors should be read in conjunction with the related descriptions of the business of the Company contained in this report. Attention is also directed to the SEC filings of the Company on Forms 10-K, 10-Q, 8-K and S-3, particularly the sections entitled "Business Description," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and "Other Events."

     Prospective investors should carefully consider the following risk factors and the other information included in this report, including the documents incorporated by reference in this report, before deciding to invest in the common stock.

WE HAVE A HISTORY OF NET LOSSES AND MAY NEVER BECOME PROFITABLE.

     We are a development-stage pharmaceutical company. Our business has experienced significant operating losses since its inception in 1990. We have not received any revenue from the sale of products and none of our product candidates has been approved for marketing. As of December 31, 2000, we had an accumulated deficit of $91,880,302. We expect to incur additional operating losses for at least the next several years and expect cumulative losses to increase substantially as research and development efforts and preclinical and clinical testing expand. If we succeed in obtaining marketing approval for any of our product candidates, we will incur significant manufacturing and marketing costs. Among other things, our ability to achieve profitability is dependent on our ability, alone or with others, to:

     - obtain additional financing;

     - successfully complete the development of our product candidates;

     - obtain the required regulatory approvals;

     - successfully manufacture and market, or have others successfully manufacture and market, our product candidates; and

     - gain market acceptance for our product candidates.

     We may never achieve profitability.

WE ARE AT AN EARLY STAGE OF DEVELOPMENT, AND HAVE NO PRODUCTS APPROVED FOR SALE; ONLY TWO OF OUR PRODUCT CANDIDATES HAVE BEEN SUBJECT TO CLINICAL STUDIES, AND THE FDA HAS ISSUED A "NOT APPROVABLE" LETTER WITH RESPECT TO OUR NEW DRUG APPLICATION, OR NDA, FOR USE OF APTOSYN(TM) (EXISULIND) IN FAMILIAL ADENOMATOUS POLYPOSIS, OR FAP; OUR LONG-TERM VIABILITY WILL BE IMPAIRED IF WE ARE UNABLE TO OBTAIN REGULATORY APPROVAL FOR, OR SUCCESSFULLY MARKET, OUR PRODUCT CANDIDATES.

     We have only two product candidates that have been subject to clinical trials: Aptosyn(TM) (exisulind) and CP461. Our business is significantly dependent upon the successful development and approval of these product candidates for one or more cancerous or precancerous disease conditions.

     The first disease condition for which we have been clinically testing Aptosyn(TM) (exisulind) is FAP, an inherited disease characterized by the development of hundreds to thousands of polyps in the colon and the progression of colon cancer if left untreated. In August 1999, we submitted a NDA to the FDA for Aptosyn(TM) (exisulind) in the treatment of FAP. On September 25, 2000, the FDA issued a "not approvable" letter noting deficiencies and finding that the information presented as to the safety and efficacy of Aptosyn(TM) (exisulind) for the treatment of FAP was inadequate.

     We have notified the FDA that we intend to amend the NDA and meet with the FDA to discuss the deficiencies noted and the need for additional data, including the possible requirements for additional clinical data. If the FDA requires that we conduct additional clinical trials, we may have difficulty enrolling sufficient patients that meet the study eligibility criteria. Even if we conduct additional clinical trials (which would be time-consuming and expensive), we cannot be sure that we will be able to provide the FDA with the information it requires, or that the FDA will ever approve the NDA for FAP. The approval of Celebrex(R) (celecoxib), a commercially available drug marketed by Pharmacia Corporation, for use in FAP patients may make it more difficult for us to achieve regulatory approval of Aptosyn(TM) (exisulind) for use in FAP. The Company is evaluating the FAP program, including the regulatory and competitive environment. The future of the FAP program is uncertain.

     Even if the FDA were to approve the NDA for FAP, the commercial potential of Aptosyn(TM) (exisulind) would be limited, because persons with FAP represent only a relatively small market.

     In order to market Aptosyn(TM) (exisulind) for other indications, it will be necessary for us to file NDAs for the additional indications. However, in order to receive FDA approval to market the drug for each indication, we must successfully complete lengthy clinical trials demonstrating the safety and efficacy of the drug for that particular indication. We may not successfully complete these clinical trials; even if we do, we may not receive regulatory approval. If we are not able to obtain FDA approval for any indication with substantial market potential, our ability to ever become profitable would be impaired.

     We are conducting early-stage clinical trials of CP461. These clinical trials may fail to yield data that are favorable or useful for purposes of further developing this product candidate and ultimately seeking regulatory approval for marketing it. We have not developed any other compound to the extent necessary to commence clinical trials.

     We are investigating Aptosyn(TM) (exisulind) and CP461 in combination with other approved chemotherapeutic agents. While we have scientific rationale for the combinations under investigation, there can be no assurance that the combinations will be more effective than the single approved chemotherapeutic agent for the disease indication being investigated. The combination of these agents may not result in increased efficacy and may even interfere with the efficacy of the chemotherapeutic agent being combined with our products. There is also risk that the combinations may result in unexpected toxicity, or increase side effects associated with the individual drugs to an unacceptable level.

     Preclinical and clinical studies of our product candidates may not display the safety and efficacy necessary to obtain regulatory approvals. Drug development is a highly uncertain process. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in earlier trials. Data obtained from tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval. Assessing clinical trial results of combination therapy studies may be more difficult and may add additional complexity to interpretation of those results. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development. Product candidates that appear to be promising at earlier stages of development may not reach the market or be marketed successfully for a number of reasons, including the following:

     - researchers may find during later preclinical testing or clinical trials that the product candidate is ineffective or has harmful side effects;

     - variability in the number and types of patients available for clinical studies;

     - new information about the mechanisms by which a drug candidate works may adversely affect its development;

     - the product candidate may fail to receive necessary regulatory approval or clearance;

     - the product candidate may be too difficult to manufacture on a large scale;

     - the product candidate may be too expensive to manufacture or market;

     - the product candidate may not achieve broad market acceptance;

     - others may hold proprietary rights that will prevent the product candidate from being marketed; or

     - others may market equivalent or superior products.

     Our ability to market Aptosyn(TM) (exisulind) in a disease indication is dependent on our ability to provide the FDA with sufficient data to support approval of an NDA for that disease indication. We cannot assure that we will ever be able to provide such information. With respect to CP461, and any other compound that we may decide to develop, development may not be complete and marketing of such product candidates may not occur for at least several years, if at all. We have limited experience in managing clinical trials, and delays or terminations of clinical trials we undertake in the future could impair our development of product candidates. Delays or terminations could result from a number of factors, including stringent enrollment criteria, slow rate of enrollment, size of the patient population, having to compete with other clinical trials for eligible patients, geographical considerations and others.

     The area of cancer prevention is not thoroughly understood. With limited exceptions, the FDA has not approved any drug for the prevention of precancerous lesions or cancer. The FDA sometimes revises its views as to the prerequisites for drug approvals in these areas, and such revisions could adversely affect our programs. The FDA may require that a drug candidate intended to treat precancerous lesions or prevent cancer be shown to be effective not only in reducing precancerous lesions or other precancerous symptoms, but also in preventing actual cancer, which may require clinical trials following large numbers of patients over long periods of time.

     We and our collaborators may not succeed in our research and product development efforts and we may not be successful in marketing any approved products. Moreover, after commercial introduction of a new product, discovery of problems through adverse event reporting could result in restrictions on the product, including recall or withdrawal from the market and, in certain cases, civil or criminal penalties resulting from actions by regulatory authorities or damages from product liability judgments. Products introduced into the market are subject to the risk that physicians may choose not to use the products and providers of health care reimbursement may choose not to reimburse for the use of the products. If we are unable to complete clinical trials, obtain regulatory approval or successfully market our products, our long-term viability will be threatened.

OUR BUSINESS WILL BE HARMED IF WE FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS.

     We believe that our available cash will be sufficient to fund operations into the second half of 2002, and we will need to raise substantial additional funds to continue our business activities. Among other things, we anticipate that we will devote expenditures to the following:

     - additional clinical studies relating to Aptosyn(TM) (exisulind) in connection with our attempt to obtain FDA approval of Aptosyn(TM) (exisulind) in one or more cancerous or precancerous disease indications;

     - additional clinical trials for CP461;

     - preclinical studies and clinical trials relating to additional compounds for cancerous and precancerous disease conditions;

     - regulatory approval processes;

     - drug development and formulation;

     - production of product candidates for clinical trials;

     - basic research; and

     - establishment of sales, marketing and distribution capabilities.

     The amount of capital we may need depends on many factors, including:

     - whether the FDA approves the NDA for Aptosyn(TM) (exisulind) for the FAP indication;

     - whether the FDA approves any future NDA for Aptosyn(TM) (exisulind) with regard to any other indication;

     - the progress of our research and development programs;

     - the progress of preclinical testing;

     - the progress of clinical testing for CP461;

     - the time and costs involved in obtaining regulatory approvals;

     - the costs relating to patents and other intellectual property;

     - our ability to establish collaborative arrangements;

     - the effect of any changes or development in our existing collaborative relationships;

     - the effect of competing technological and market developments; and

     - our ability to successfully commercialize an approved product candidate.

     We do not know whether additional financing will be available on acceptable terms when needed. We may seek to raise funds through public or private equity offerings or debt financings or through corporate collaborations and licensing arrangements.

     If we raise additional capital by issuing equity securities, our stockholders' percentage ownership will be reduced, and our stockholders may experience substantial dilution. At the time we are trying to raise capital, market conditions may be adverse. Any equity securities issued may also provide rights, privileges or preferences superior to the common stock. If we raise additional funds by issuing debt securities, we may be subject to significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

     If adequate funds are not available on acceptable terms, our ability to fund our operations, develop products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited and we may have to reduce or cease our operations. If additional funds become available, there can be no assurance that we can accurately predict the time and costs required to complete development programs or that we will not substantially exceed our budgets or that revenue forecasts, if made, will not prove inaccurate.

THE EXERCISE OF OUTSTANDING WARRANTS AND STOCK OPTIONS COULD CAUSE SUBSTANTIAL DILUTION.

     As of December 31, 2000, our outstanding equity securities included:

     - warrants, outstanding or issuable, to purchase 4,503,249 shares of our common stock for an exercise price of $12.00 per share; and

     - options, exercisable at various exercise prices between $0.32 and $49.88, to purchase 3,432,646 shares of our common stock.

     Investors in our common stock could experience substantial dilution of their investment if these warrants and options are exercised.

FUTURE SALES OF SHARES MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

     If stockholders sell a substantial number of shares of our common stock in the public market, or investors perceive that these sales might occur, the market price of our common stock could decrease. Such a decrease could make it difficult for us to raise capital by selling our stock. To the extent additional shares of capital stock are issued, investors purchasing our common stock or securities convertible into common stock may incur additional dilution.

OUR BUSINESS MAY BE HARMED BY PENDING LITIGATION.

     Following our announcement on February 1, 1999 that we anticipated a delay in filing the NDA for Aptosyn(TM) (exisulind) for FAP, five stockholder class actions were filed against us and certain of our officers and directors. These actions were consolidated into one action and, in June 1999, a consolidated amended complaint was filed on behalf of a class of all purchasers of our common stock between October 7, 1998 and February 2, 1999. The complaint alleged that we violated antifraud and other provisions of the federal securities laws by making materially false and misleading statements relating to, among other things, the progress of our clinical trials. This action is pending in the United States District Court for the Eastern District of Pennsylvania. We filed a motion to dismiss the complaint, which motion has been denied by the District Court. Our request to the United States Third Circuit Court of Appeals to review the District Court's denial of our motion to dismiss was denied by the Circuit Court. The case is currently in discovery which we expect will be completed by the second quarter of 2001. Dispositive motions and pretrial proceedings are to be filed shortly after discovery ends. While we are vigorously defending the litigation, we cannot be sure that we will prevail. The cost of completing discovery, filing dispositive motions and proceeding through trial and appeals will be significant and will further deplete available insurance. If the costs of this litigation are in excess of available insurance, and particularly if a judgment were rendered in excess of available insurance, it could have a material adverse effect on the Company.

     Following our announcement on September 22, 2000 that the FDA had advised us that our NDA for FAP was not approvable, our stock price dropped. On March 13, 2001, two shareholders filed a class action in the United States District Court in Philadelphia against the Company, and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint was filed on behalf of persons who purchased our securities from October 27, 1999 through September 22, 2000. Two identical complaints on behalf of other stockholders have subsequently been filed. The complaints allege that the Company made false and misleading statements about the Company's drug candidate, exisulind. The Company denies any allegations of wrongdoing and intends to vigorously defend the litigation. While we intend to vigorously defend this litigation, we cannot be sure that we will prevail. If the costs of this litigation are in excess of available insurance, and particularly if a judgment were rendered in excess of available insurance, it could have a material adverse effect on the Company. Both this recent action, and the earlier class action are covered by the same insurance policy which has already been significantly eroded by the costs of defending the earlier litigation.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OR TO AVOID INFRINGING THE RIGHTS OF OTHERS, OUR ABILITY TO COMPETE EFFECTIVELY WILL BE IMPAIRED.

     Our intellectual property consists of patents, licenses, trade secrets and trademarks. Our success depends in part on our ability to:

     - obtain and maintain patents and other intellectual property;

     - establish and maintain trademarks;

     - maintain our trade secrets;

     - operate without infringing the proprietary rights of others; and

     - otherwise maintain adequate protection of our intellectual property for our technologies and products in the United States and other countries.

     We have several patents and pending United States patent applications relating to the therapeutic uses of Aptosyn(TM) (exisulind). However, the composition of matter patent for Aptosyn(TM) (exisulind), which is desirable because it gives patent protection for a drug's chemical compound, is not available because Aptosyn(TM) (exisulind) was described in scientific and patent literature over 20 years ago. Therefore, if clinical uses of Aptosyn(TM) (exisulind) are discovered beyond those covered by our patent claims, we may not be able to enforce our patent rights against companies marketing the compound with respect to these other clinical uses. In general, patent protection currently lasts only approximately 17-20 years, depending on the filing date of the patent application, the issuance date of the patent and, sometimes, the time required for FDA approval. However, it can take many more years than offered by patent protection to transform a drug discovery through testing and development into a commercially viable product. Moreover, patent applications filed by us or on our behalf may not result in patents being issued to us. Even if a patent is issued, the patent may not afford protection against competitors with similar technology. Others may independently develop similar technologies or duplicate our technology. It is possible that before any of our potential product candidates can be commercialized, the related patents may expire, or remain in existence for only a short period following commercialization, thus reducing the advantage of the patent.

     Our commercial success depends in part on avoiding infringing patents and proprietary rights of third parties and developing and maintaining a proprietary position with regard to our own technologies and product candidates. The patent positions of pharmaceutical companies, including our patent position, involve complex legal and factual questions. Whether a company will be able to enforce its patent cannot always be predicted with certainty. Even if we obtain patents, we may lose part or all of them as a result of challenges by competitors. We cannot be sure that relevant patents have not been issued, or that relevant publications or actions by others have not occurred, that could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or duplicate technologies that we have developed or claim that we are infringing their patents. As a result of these factors, we may need to obtain patent licenses from others. However, we may be unable to obtain patent licenses on acceptable terms. Moreover, our rights under any patent licenses depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

     Extensive litigation regarding patents and other intellectual property rights characterizes our industry. We may become involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States. If any of our competitors have filed patent applications or obtained patents that claim inventions that we also claim, we may have to participate in an interference proceeding to determine priority of invention and, therefore, who has the right to a patent for these inventions or discoveries in the United States. If a litigation or interference proceeding is initiated, we may have to spend significant amounts of time and money to defend our intellectual property rights or to defend infringement claims of others. Litigation or interference proceedings could divert our management time and effort. Even unsuccessful claims against us could result in significant legal fees and other expenses, diversion of management time and disruption in our business. Any of these events could harm our ability to compete and adversely affect our business.

     An adverse ruling arising out of any intellectual property dispute could invalidate or diminish our intellectual property position. An adverse ruling could also subject us to significant liability for damages, prevent us from using processes or products, or require us to license disputed rights from third parties. Costs associated with licensing arrangements entered into to resolve litigation or an interference may be substantial and could include ongoing royalties. We may not be able to obtain any necessary licenses on satisfactory terms.

     In addition, we rely on trade secrets to protect technology. We attempt to protect our proprietary technology by requiring our employees to execute confidentiality and assignment of invention agreements. We also require our consultants and certain contractors to execute confidentiality agreements. However, these agreements could be breached and, in the event they are breached, our remedies may be inadequate. In addition, our trade secrets may otherwise become known or independently discovered by our competitors. Our business requires the use of consultants and research collaborators in connection with the development of our product candidates. These arrangements involve the exposure of our trade secrets to the scrutiny of others, which increases the risk that we may lose our trade secrets. If we lose any of our trade secrets, our business and ability to compete could be harmed.

WE MAY NOT BE ABLE TO KEEP PACE WITH TECHNOLOGICAL CHANGES IN THE
BIOPHARMACEUTICAL INDUSTRY, WHICH MAY PREVENT US FROM COMMERCIALIZING OUR PRODUCT CANDIDATES.

     Our business is characterized by extensive research efforts and rapid technological progress. New developments in molecular biology, medicinal chemistry and other fields of biology and chemistry are expected to continue at a rapid pace in both industry and academia. Research and discoveries by others may render some or all of our programs or product candidates non-competitive or obsolete. Our business strategy is based, in part, upon the application of our technology platform to discover and develop pharmaceutical products to prevent cancer or treat cancer through the use of selective apoptosis, which means causing cell death in precancerous and cancerous cells. This strategy is subject to the risks inherent in the development of new products using new and emerging technologies and approaches.

     Unforeseen problems may develop with our technologies or applications. Further research may alter our research findings or lead to new research insights which adversely impact our research efforts. We may not be able to successfully address technological challenges that we encounter in our research and development programs and may not ultimately develop commercially feasible products.

WE FACE INTENSE COMPETITION WHICH COULD HARM OUR BUSINESS AND OPERATING RESULTS.

     Our industry is very competitive. It is characterized by extensive research and development efforts and rapid technological progress. Discoveries and commercial developments by our competitors may render some or all of our product candidates obsolete. Many of our potential competitors have far greater resources and experience than we do. These competitors may succeed in discovering and developing pharmaceutical products more rapidly than we do or pharmaceutical products that are safer, more effective or less costly than any that we may develop. Competing products may obtain regulatory approval sooner and may be marketed more successfully than our product candidates.

     There are many entities, both public and private, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies, government agencies and research institutions, engaged in developing pharmaceuticals for applications similar to those targeted by us. We also compete with these organizations in recruiting and retaining qualified scientific and management personnel.

     In the fields of cancer therapy and the prevention of precancerous and cancerous lesions, other products and procedures are in use or in development that may compete directly with the products that we are seeking to develop and market for cancer treatment or cancer prevention. Surgery, radiation, chemotherapeutic agents and compounds that interfere with hormone activities have been in use for years in the treatment of cancer. Nolvadex(R) (tamoxifen) has been granted approval for reducing the incidence of breast cancer in women at high risk for breast cancer. Celebrex(R) (celecoxib) has been granted approval for use in the reduction in the number of adenomatous (or precancerous) colorectal polyps in FAP patients as an addition to usual care (e.g., endoscopic surveillance, surgery, etc.). A number of other pharmaceutical and nutritional agents are being examined for their potential usefulness in the treatment of precancerous lesions and cancer. The manufacturers of many of these products have far greater resources and experience than we do.

OUR BUSINESS WOULD BE ADVERSELY AFFECTED IF THIRD PARTIES UPON WHOM WE PLACE SUBSTANTIAL RELIANCE FAIL TO PERFORM THEIR OBLIGATIONS PROPERLY.

     We depend on third-party contractors to perform activities on our behalf, such as the following:

     - basic laboratory research studies;

     - animal toxicology studies;

     - animal efficacy studies;

     - human clinical trials;

     - bulk drug manufacture;

     - drug assay and characterization;

     - product formulation and finishing;

     - strategic consulting;

     - commercialization planning; and

     - planned product distribution.

     Subject to limited exceptions in foreign markets, we do not have any relationships with other pharmaceutical companies for the commercialization of products. We cannot assure that we will be able to negotiate cooperative arrangements relating to commercialization or any other aspect of our development and marketing of products in the future should we choose to do so. To the extent that we do not make arrangements with third parties, we must rely on our own limited resources. Any arrangements that we enter into may not be maintained, may not be performed properly by the third parties or may not prove to be successful. The failure of any third party to comply with applicable government regulations could substantially harm our development and marketing efforts and delay or prevent regulatory approval of our product candidates. If these third parties fail to perform their obligations properly, we may be compelled to delay our development efforts, and our business could be harmed.

WE MUST OBTAIN REGULATORY APPROVAL TO MARKET OUR PRODUCT CANDIDATES IN THE U.S. AND FOREIGN JURISDICTIONS.

     We must obtain regulatory approval before marketing or selling our product candidates. In the United States, we must obtain approval from the FDA for each product candidate that we intend to commercialize. The drug development process is typically lengthy and expensive, and FDA approval is highly uncertain. Clinical studies which show favorable results may not be adequate for regulatory approval. We or our third-party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA before the product can obtain marketing approval. Products distributed outside the United States are also subject to foreign government regulation.

     On September 25, 2000, the FDA issued a "not approvable" letter with respect to the NDA that we submitted in August 1999 for Aptosyn(TM) (exisulind) for the FAP indication. We have notified the FDA that we intend to amend the NDA and meet with the FDA to discuss the deficiencies noted in the letter and the need for additional data, including the possible requirement for additional clinical trials (which would be time-consuming and expensive). Regardless of any additional activities we undertake, the NDA for FAP may never be approved. The FDA may require additional clinical tests or other data as a condition of approval, and these requirements may make it impractical for us to continue to seek approval for this NDA.

     None of our other product candidates has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval, we will be unable to market and sell any of our product candidates. Because of the risks and uncertainties in biopharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed, our business would be harmed.

     The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved. This approval process is extremely expensive and uncertain. We cannot guarantee that any of our product candidates will be approved for marketing by the FDA. Even if regulatory approval of a product candidate is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of that product candidate.

EVEN IF OUR PRODUCT CANDIDATES RECEIVE REGULATORY APPROVAL, WE MAY STILL FACE DEVELOPMENT AND REGULATORY DIFFICULTIES RELATING TO THE DRUG PRODUCTS IN THE FUTURE.

     If we receive regulatory approval of any of our product candidates, the FDA or a comparable foreign regulatory agency may grant such approval only for a limited indication. In addition, a marketed product, its manufacturer and the manufacturer's facilities are subject to continual review and periodic inspections by regulatory agencies. The discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in:

     - warning letters;

     - fines and other civil penalties;

     - suspended regulatory approvals;

     - refusal to approve pending applications or supplements to approved applications;

     - refusal to permit exports from the United States;

     - product recalls;

     - seizure of products;

     - injunctions;

     - operating restrictions;

     - total or partial suspension of production; and

     - criminal prosecutions.

     Even if we obtain regulatory approval, we may be required to undertake post-approval trials. In addition, side effects identified or better understood after a drug is on the market or the occurrence of manufacturing problems could result in withdrawal of approval, or require reformulation of the drug, additional preclinical testing or clinical trials, changes in labeling of the product, and/or additional marketing applications.

     If we receive FDA approval, we will be subject to ongoing FDA obligations and continued regulatory review. In particular, we or third-party manufacturers that we use will be required to adhere to requirements pertaining to the FDA's current Good Manufacturing Practices requirement, commonly known as GMP. Under current GMP, we are required to manufacture our products and maintain our records in a prescribed manner with respect to manufacturing, testing and quality control activities. We will also be subject to ongoing FDA requirements for submission of safety and other post-market information. Similar regulatory requirements are in place in foreign countries for similar products approved in those countries. Our failure, or our third-party manufacturer's failure, to comply with the FDA and other applicable regulators could cause our business to be significantly harmed.

REIMBURSEMENT FOR ANY OF OUR FUTURE PRODUCTS MAY NOT BE AVAILABLE, WHICH MAY HARM OUR RESULTS OF OPERATIONS.

     Our ability to commercialize our products successfully will depend, in part, on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our products, our products may fail to achieve market acceptance and our results of operations will be harmed.

     Our future revenues, profitability and access to capital will also be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care through various means. There have been a number of federal, state and foreign proposals to control the cost of drugs through legislation or regulation. We are unsure of the form that any legislation on the subject may have or what actions federal, state, foreign, and private payors may take in response to any enacted legislation. Therefore, we cannot predict the effect of any implemented reform on our business.

IF WE ARE UNABLE TO MANUFACTURE OR CONTRACT WITH THIRD PARTIES TO MANUFACTURE PRODUCT CANDIDATES IN SUFFICIENT QUANTITIES AND AT AN ACCEPTABLE COST, WE MAY BE UNABLE TO COMPLETE CLINICAL TRIALS AND COMMERCIALIZE THESE PRODUCT CANDIDATES.

     Our completion of any preclinical trials for our product candidates involving large quantities of chemical compounds, or any future clinical trials and commercialization of product candidates, will require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We do not have the facilities or experience to manufacture the quantities of product candidates necessary for any such trials or commercial purposes on our own and do not intend to develop or acquire facilities for the manufacture of such quantities of product candidates in the foreseeable future. We have entered into agreements with third-party manufacturers for the manufacture of Aptosyn(TM) (exisulind) and intend to rely on third-party contract manufacturers for our other product candidates. However, except with respect to Aptosyn(TM) (exisulind) and CP461, we have not tested the manufacturing processes for our product candidates in quantities needed for clinical trials or commercial sales.

     Our manufacturing strategy presents the following risks:

     - we may not be able to locate acceptable manufacturers or enter into favorable long-term agreements with them;

     - third parties may fail to successfully manufacture our product candidates or to manufacture them in a cost effective and/or timely manner;

     - delays in scale-up to commercial quantities could delay clinical studies, regulatory submissions and commercialization of product candidates;

     - we may not have intellectual property rights, or may have to share intellectual property rights, to many improvements in the manufacturing processes or new manufacturing processes for our product candidates;

     - our product candidates require a long lead time to manufacture and the manufacturing process is complex; and

     - manufacturers of our product candidates are subject to current GMPs, and similar foreign standards, and we do not have control over compliance with these regulations by third-party manufacturers.

     Any of these factors could delay clinical trials or commercialization of our product candidates, entail higher costs and result in our being unable to effectively sell any products.

IF WE ARE UNABLE TO OBTAIN RAW AND INTERMEDIATE MATERIALS NEEDED TO MANUFACTURE OUR PRODUCTS IN SUFFICIENT AMOUNTS OR ON ACCEPTABLE TERMS, OUR BUSINESS WOULD SUFFER.

     We, or the manufacturers with whom we contract, may not be able to maintain adequate relationships with current or future suppliers of raw or intermediate materials for use in manufacturing our products. If our current manufacturing sources and suppliers are unable or unwilling to make these materials available to us in required quantities or on acceptable terms, we would likely incur significant costs and delays to qualify alternative manufacturing sources and suppliers. If we are unable to identify and contract with alternative contract manufacturers when needed, our business could be harmed.

IF WE ARE UNABLE TO BUILD SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR ENTER INTO AGREEMENTS WITH THIRD PARTIES TO PERFORM THESE FUNCTIONS, WE WILL NOT BE ABLE TO COMMERCIALIZE ANY OF OUR PRODUCT CANDIDATES.

     We currently have limited sales and marketing capabilities. In September 2000, we began marketing and promoting the product Nilandron(R) (nilutamide), a hormonal therapy for advanced prostate cancer, under an agreement with Aventis. We do not expect revenues from these activities to be significant. In order to commercialize any of our product candidates, we must either internally develop more extensive sales, marketing and distribution capabilities or make arrangements with third parties to perform these services.

     To market any of our drug products directly, we will have to successfully develop a marketing and sales force with technical expertise and supporting distribution capabilities or our business prospects would be impaired. To promote any of our drug products through third parties, we would have to locate suitable third parties for these functions and enter into agreements with them on acceptable terms. If we enter into co-promotion or other licensing arrangements, any product revenues would likely be lower than if we directly marketed and sold our products, and any revenues we may receive would depend upon the efforts of third parties, which efforts may not be successful. If these third parties do not succeed in carrying out their contractual duties, our business would suffer.

WE DEPEND ON KEY PERSONNEL; IF WE ARE NOT ABLE TO RETAIN THESE EMPLOYEES OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL, OUR BUSINESS WOULD BE HARMED.

     Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. We also rely on consultants and advisors to assist us in formulating our research and development strategy. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel or consultants necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would harm our research and development programs and our business. The law provides only limited protection against competition by key employees who leave the company. We do not maintain key man life insurance on any of our employees.

IF WE ENGAGE IN ANY ACQUISITION OR BUSINESS COMBINATION, WE WILL INCUR A VARIETY OF RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS.

     From time to time we have considered, and we will continue to consider in the future, if and when any appropriate opportunities become available, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

     - issue equity securities that would dilute our stockholders' percentage ownership;

     - incur substantial debt, which may place constraints on our operations;

     - spend substantial operational, financial and management resources in integrating new businesses, technologies and products;

     - assume substantial actual or contingent liabilities; or

     - merge with, or otherwise enter into a business combination with, another company, in which our stockholders would receive cash or shares of the other company, or a combination of both, on terms that our stockholders might not deem desirable.

     - We are not in a position to predict what, if any, collaborations, alliances or transactions may result or how, when or if they will have a material effect on the Company or the development of our business.

WE MAY BE SUED FOR PRODUCT LIABILITY.

     Because we are involved in the drug discovery and development process, our business exposes us to potential product liability risks as our product candidates are clinically tested and when and if our drug candidates are commercialized. We may not be able to avoid product liability claims. This applies not only to our own products but also to products that we may market for others, including Nilandron(R) (nilutamide), which we market for Aventis. Product liability insurance for the pharmaceutical industry is generally expensive, if it is available at all. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates. We currently have clinical trial liability insurance in the amount of $10 million, but there can be no assurance that we will be able to maintain such insurance or that such insurance is adequate. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, our business could be harmed.

WE MAY BE SUBJECT TO SUBSTANTIAL LIABILITIES IN CONNECTION WITH THE HANDLING AND DISPOSAL OF HAZARDOUS MATERIALS.

     Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of contamination or injury, for which we do not have liability insurance coverage, we could be held liable for resulting damages, which could exceed our resources. In addition, if we develop manufacturing capacity, we may incur substantial costs in complying with environmental regulations. Furthermore, we do not have mass tort insurance coverage or environmental insurance coverage, so that liabilities resulting from claims involving our handling or disposal of hazardous materials could severely damage our business.

OUR COMMON STOCK PRICE WILL LIKELY CONTINUE TO BE HIGHLY VOLATILE.

     Our stock price, like the market price of the stock of other development-stage pharmaceutical companies, has been highly volatile. Companies may be sued when their stock price drops. Our stock price dropped substantially after we made an announcement on February 1, 1999 that we anticipated a delay in filing the NDA for Aptosyn(TM) (exisulind) for FAP. Our stock price also dropped substantially on September 25, 2000 after we announced that the FDA had informed us that the FDA was issuing a "not approvable" letter in connection with the pending NDA for FAP. Our stock price has also fluctuated substantially in response to statements which have appeared in the media. Other factors that may have a significant impact on our stock price include:

     - announcements of technical innovations or new commercial products by us or our competitors;

     - regulatory events relating to our product candidates;

     - public concern as to the safety or other implications of pharmaceutical products;

     - patent or proprietary rights developments;

     - results of preclinical studies or clinical trials;

     - conditions affecting the pharmaceutical industry; and/or

     - stock market conditions.

WE DO NOT INTEND TO PAY CASH DIVIDENDS.

     We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

OUR CERTIFICATE OF INCORPORATION, BYLAWS AND STOCKHOLDER RIGHTS PLAN, AND CERTAIN PROVISIONS OF DELAWARE LAW, COULD DISCOURAGE A THIRD PARTY FROM MAKING A TAKEOVER OFFER THAT COULD BE BENEFICIAL TO OUR STOCKHOLDERS.

     Various provisions of our certificate of incorporation and bylaws and Delaware law could delay or prevent a third party from acquiring shares of our common stock or replacing members of our board of directors. Our certificate of incorporation provides for the division of our board of directors into three classes and for the ability of the board of directors to issue preferred stock without stockholder approval. Under this authority, the board of directors adopted, in December 1998, a stockholder rights plan, which could have the effect of delaying or preventing us from consummating a transaction that would result in a change of control, even if a change of control were in the best interests of our stockholders. In addition, Delaware law restricts the ability of stockholders to take action to acquire control of us through specified business combination transactions.

     These provisions may discourage a future acquisition of our company even if our stockholders would receive an attractive value for their shares or if a significant number of our stockholders believed such a proposed transaction to be in their best interest. As a result, stockholders who desire to participate in such a transaction may not have the opportunity to do so.

ITEM 2.  PROPERTIES

     CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten-year lease which expires in 2008 and which contains two five-year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

     In February and March of 1999, five different groups of stockholders filed class actions in the United States District Court in Philadelphia against the Company, and certain of its officers and directors alleging violations of
Section 11 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints alleged that the Company made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate, exisulind. The cases were consolidated on March 12, 1999, and a consolidated amended complaint which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10-b5 was filed on June 28, 1999 seeking an unspecified amount of damages on behalf of a class of persons who traded in the Company's securities between October 7, 1998 and February 2, 1999. The defendants moved to dismiss the complaint on September 21, 1999. The motion to dismiss was denied on January 27, 2000. On February 10, 2000, defendants filed a motion for reconsideration, or, in the alternative, certification for immediate appeal, both of which were denied by the district court by order dated March 16, 2000. The defendants answered the complaint on March 13, 2000. On May 24, 2000, defendants filed a petition for writ of mandamus in the Court of Appeals for the Third Circuit, requesting that the Court of Appeals review the district court's denial of the motion to dismiss. The Court of Appeals denied the petition for writ of mandamus on September 29, 2000. The parties are currently engaged in discovery which we expect will be completed in the second quarter of 2001. Dispositive motions and pretrial proceedings are to be filed shortly after discovery ends. The Company denies any allegations of wrongdoing and intends to vigorously defend the litigation.

     On March 13, 2001, two stockholders filed a class action in the United States District Court in Philadelphia against the Company, and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint was filed on behalf of persons who purchased our securities from October 27, 1999 through September 22, 2000 and seeks an unspecified amount of damages on behalf of the class. Two identical complaints on behalf of other stockholders have subsequently been filed. The complaints allege that the Company made false and misleading statements about the Company's drug candidate, exisulind. The Company denies any allegations of wrongdoing and intends to vigorously defend the litigation.

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

                       2000                          HIGH       LOW
                       ----                         -------   -------
First Quarter.....................................  $66.000   $ 9.000
Second Quarter....................................  $38.625   $17.625
Third Quarter.....................................  $37.625   $ 7.016
Fourth Quarter....................................  $10.750   $ 3.250
1999
--------------------------------------------------

First Quarter.....................................  $27.250   $ 5.875
Second Quarter....................................  $14.000   $ 6.750
Third Quarter.....................................  $14.438   $ 8.563
Fourth Quarter....................................  $11.750   $ 6.750
1998
--------------------------------------------------

Fourth Quarter (commencing November 4, 1998)......  $22.000   $ 9.875

     As of February 28, 2001, there were approximately 1,200 holders of record of the Common Stock. This does not reflect beneficial stockholders who hold their stock in nominee or "street" name through various brokerage firms.

     During 2000, the Company did not sell any securities which were not registered under the Securities Act of 1933 other than (a) 1,417,800 shares of Common Stock issued for $18,445,051 pursuant to the exercise of previously outstanding warrants which had been issued, and (b) a private placement of Common Stock in November, 2000 of 3.2 million shares of Common Stock at $7.375 per share, representing net proceeds to the Company of $23.1 million and, for each share purchased, a warrant exercisable until June 30, 2002, to purchase one and thirty five one-hundredths shares of Common Stock at $12.00 per share, both pursuant to the exemption provided by Section 4(2) of the Securities Act.

DIVIDENDS

     The Company has never paid cash dividends on its Common Stock and does not expect to pay cash dividends on its Common Stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------
                                        2000           1999           1998           1997          1996
                                    ------------   ------------   ------------   ------------   -----------
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
REVENUES..........................  $    329,694   $         --   $         --   $         --   $        --
EXPENSES:
  Research and development........    22,257,805     16,254,858     16,052,232      8,756,499     4,162,981
  Selling, general and
    administrative................     7,246,582      4,849,162      4,253,537      1,967,057       663,030
                                    ------------   ------------   ------------   ------------   -----------
      Operating loss..............   (29,174,693)   (21,104,020)   (20,305,769)   (10,723,556)   (4,826,011)
INTEREST INCOME, net..............     2,257,885      1,470,298        960,333        426,644        90,807
                                    ------------   ------------   ------------   ------------   -----------
NET LOSS..........................  $(26,916,808)  $(19,633,722)  $(19,345,436)  $(10,296,912)  $(4,735,204)
                                    ============   ============   ============   ============   ===========
  Basic and diluted net loss per
    Common share..................  $      (0.96)  $      (0.79)  $      (3.04)  $      (3.63)  $     (1.83)
                                    ============   ============   ============   ============   ===========
  Shares used in computing basic
    and diluted net loss per
    Common share..................    28,003,649     24,772,256      6,369,006      2,838,814     2,587,552
                                    ============   ============   ============   ============   ===========

                                                                 DECEMBER 31,
                                   ------------------------------------------------------------------------
                                       2000           1999           1998           1997           1996
                                   ------------   ------------   ------------   ------------   ------------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents......  $ 49,528,407   $ 32,013,118   $ 37,232,404   $  8,460,839   $    644,790
  Working capital (deficiency)...    46,191,753     29,106,239     33,804,194      5,384,546       (506,464)
  Total assets...................    54,081,593     35,278,971     40,232,699     10,978,653      1,106,371
  Long-term debt.................       457,800         33,917        159,897          9,259         62,424
  Redeemable Preferred Stock.....            --             --             --      1,092,000            613
  Common Stock...................       310,734        261,059        242,796         29,901         27,189
  Convertible Preferred Stock....            --             --             --     32,158,000     15,137,516
  Deficit accumulated during the
    development stage............   (91,880,302)   (64,963,494)   (45,329,772)   (25,984,336)   (15,687,424)
  Total stockholders' equity
    (deficit)....................  $ 48,628,910   $ 31,462,742   $ 36,132,118   $  6,622,429   $   (179,238)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and, as of November 3, 1998, the successor to, a Delaware corporation of the same name. As the context requires, the "Company" or "CPI" is used herein to signify the successor and/or the predecessor corporations.

     Certain statements in this report, and oral statements made in respect of this report, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors, the absence of approved products; history of operating losses and the need for further financing; early stage of development; the costs, delays and uncertainties inherent in science, basic pharmaceutical research, drug development, clinical trials and the regulatory approval process, with respect to both our current product candidates and our future product candidates, if any; dependence on the development and market acceptance of Aptosyn()TM (exisulind) for one or more significant disease indications; limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; uncertainty of obtaining regulatory approval of any compound for any disease indication; uncertainty and adversity arising from the action of the U.S. Food and Drug Administration, or FDA, in issuing a "not approvable" letter with respect to the New Drug Application, or NDA, submitted for Aptosyn(TM) (exisulind) for the orphan drug condition of familial adenomatous polyposis, or FAP, a rare disease that puts those afflicted at high risk of developing colon cancer; the timing and scope of any approval which might be received, or any failure to receive approval, for any compound for any indication in the future; the volatility of the market price of our Common Stock; acceptance of any product candidates by physicians and providers of healthcare reimbursement; the actions of competitors; the pace of technological changes in the biopharmaceutical industry; dependence upon third parties; the validity, scope and enforceability of patents; the risk of our pending class action securities litigations; potential product liability claims; and availability of insurance.

     These and other risks are detailed in our reports filed from time to time under the Securities Act and/or the Securities Exchange Act, including the sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Other Events" in our annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K and in such registration statements on Form S-3 as we may file from time to time. You are encouraged to read these filings as they are made. They are available over the Internet from the SEC in its EDGAR database at http://www.sec.gov and from the Company. Be sure to read the "Risk Factors" in
Item 1 (and also the discussion of the related subject matters appearing in Item
1) of Form 10-K.

     Given the uncertainties affecting pharmaceutical companies in the development stage, you are cautioned not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. No forward-looking statement can be guaranteed; actual future results may vary materially.

     Both forward-looking statements and statements of historic fact must be understood in the context of the risks referred to above which characterize our development stage business. We undertake no obligation to update or revise the statements made herein or the risk factors that may relate thereto.

OVERVIEW

     Cell Pathways, Inc. is a development stage pharmaceutical company focused on the research, development and commercialization of products to prevent and treat cancer. From the inception of the Company's business in 1990, operating activities have related primarily to conducting research and development, raising capital and recruiting personnel. The Company's initial investigational new drug application ("IND") was filed with the U.S. Food and Drug Administration ("FDA") in December 1993 for human clinical trials of the Company's first product candidate, Aptosyn(TM). The Company filed an IND for its second product candidate, CP461, in December 1998. In August 1999, the Company submitted to the FDA a New Drug Application ("NDA") for Aptosyn(TM) for familial adenomatous polyposis ("FAP"), an indication for which the Company had received orphan drug designation. On September 25, 2000, the FDA issued a "not approvable" letter noting deficiencies in the Company's NDA for Aptosyn(TM) for FAP and finding the information provided as to the safety and efficacy of Aptosyn(TM) to be inadequate for the FAP indication. The Company has notified the FDA of its intention to amend the NDA and to meet with the FDA to discuss the deficiencies and the need for additional data. The Company is evaluating the FAP program, including the regulatory and competitive environment. The future of the FAP program is uncertain. There can be no assurance that the Company will be able to address the FDA concerns or that the FDA will ever approve the NDA for FAP. The Company is currently focusing its development of Aptosyn(TM) and CP461 in various cancer indications.

     On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held company with no continuing operations which, subsequent to the transaction, became a subsidiary of CPI), in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million. In October 1999, the Company issued 1.555 million shares of Common Stock for net proceeds of approximately $13.5 million. During the year ended December 31, 2000, the Company received approximately $23.1 million from the issuance of 3.2 million shares of Common Stock and approximately $20.8 million primarily from the exercise of previously issued Common Stock warrants and options which increased the Common Stock outstanding to 31.1 million shares.

     In July 2000, the Company entered into an exclusive Marketing and Promotion Agreement (the "Nilandron Agreement") with Aventis Pharmaceuticals, Inc. to market Nilandron(R) (nilutamide) to urologists in the United States and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to promote Nilandron(R) in September of 2000 through the use of a dedicated third-party contract sales force. Under the terms of the Nilandron Agreement, Cell Pathways is responsible for all marketing and promotion expenses and receives a percentage of the gross margin on sales in excess of a pre-established gross margin threshold.

     The Company has not received any revenue from the sale of its products, and none of its product candidates has been approved for marketing. The Company does not anticipate that the revenues to the Company under the Nilandron Agreement will be material. The Company's income has been limited to interest income from investments and revenues from the Nilandron Agreement beginning in the fourth quarter of 2000, and its primary source of capital has been the sale of its equity securities, including the transaction with Tseng. Annual losses were $26,916,808, $19,633,722 and $19,345,436 in 2000, 1999 and 1998, respectively.
As of December 31, 2000, CPI's accumulated deficit was $91,880,302 and its unrestricted cash and cash equivalents were $49,528,407. The Company anticipates that it will continue to incur additional operating losses for the next several years and that it will need to raise additional capital to sustain its operations. There can be no assurance that any of its product candidates will be approved for marketing, that profitability will be attained or, if profitability is achieved, that the Company will remain profitable on a quarterly or annual basis in the future. The Company's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS

     Year Ended December 31, 2000 Compared with Year Ended December 31,
1999. Revenues related to the Nilandron Agreement were $329,694 for the year ended December 31, 2000. The Company began promoting Nilandron(R) to urologists in September 2000.

     Total expenses for the year ended December 31, 2000 were $29,504,387, an increase of $8,400,367 or 39.8% from the same period in 1999. Research and development ("R&D") expenses for the year ended December 31, 2000 were $22,257,805, an increase of $6,002,947 or 36.9% from the same period in 1999. This increase was primarily due to purchases of research materials for Aptosyn(TM) for clinical trials and anticipated commercial supply needs, an increase in personnel, and expenses to support the development of Aptosyn(TM) and CP461. Selling, general and administrative ("SG&A") expenses were $7,246,582 for the year ended December 31, 2000, an increase of $2,397,420 or 49.4% from the same period in 1999. This increase was primarily due to expenses associated with preparations for the commercialization of Aptosyn(TM) and expenses associated with the hiring, training and support of a sales organization to promote Nilandron(R).

     Interest income, net of interest expense of $48,592, was $2,257,885 for the year ended December 31, 2000, an increase of $787,587 or 53.6% from the same period in 1999, primarily due to higher average cash balances.

     Year Ended December 31, 1999 Compared with Year Ended December 31,
1998. Total expenses for the year ended December 31, 1999 were $21,104,020, an increase of $798,251 or 3.9% from the same period in 1998. R&D expenses for the year ended December 31, 1999 were $16,254,858, an increase of $202,626 or 1.2% from the same period in 1998. This increase was primarily due to a planned increase in personnel to support internal research activities, product development of Aptosyn(TM) and CP461 and clinical trial management expenses. SG&A expenses were $4,849,162 for the year ended December 31, 1999, an increase of $595,625 or 14.0% from the same period in 1998. This increase was primarily the result of expenses related to the commercialization preparations related to Aptosyn(TM) and a planned increase in administrative personnel offset partially by a one-time charge of $715,000 recorded in the first half of 1998 for expenses related to a planned initial public offering which was not undertaken.

     Interest income, net of interest expense of $29,991, was $1,470,298 for the year ended December 31, 1999, an increase of $509,965 or 53.1% from the same period in 1998, primarily due to higher average cash balances resulting from the transaction with Tseng in November 1998, which resulted in net proceeds of approximately $26.4 million and the private placement of Common Stock in October 1999, which resulted in net proceeds of approximately $13.5 million.

LIQUIDITY AND CAPITAL RESOURCES

     CPI has financed its operations since inception primarily with the net proceeds received from the sale of equity securities, including the transaction with Tseng. Financing activities have generated net proceeds of approximately $140.4 million from inception through December 31, 2000.

     At December 31, 2000, CPI had cash and cash equivalents of $49,528,407 (excluding restricted cash of $676,216). CPI's cash position increased $17,515,289 for the year ended December 31, 2000, primarily reflecting the proceeds from a private placement of Common Stock and warrants in November 2000 which generated net proceeds of approximately $23.1 million, proceeds from the exercise of Series G and Common Stock warrants resulting in approximately $18.4 million and proceeds from the exercise of Common Stock options and the issuance of Common Stock under the Employee Stock Purchase Plan resulting in a total of approximately $2.4 million, offset partially by the net cash outflow in operations of approximately $26.4 million. CPI invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government treasuries. CPI has $676,216 in a restricted account pledged for a security deposit under the lease of its Horsham, Pennsylvania facility, and as security to a letter of credit for a portion of a software lease commitment.

     In November 2000, the Company sold 3,200,000 shares of Common Stock in a private placement, mainly to institutional investors at a price of $7.375 per share, resulting in net proceeds of approximately $23,116,000. With each share of Common Stock purchased, the Company issued a warrant to purchase one and thirty five one-hundredths (1.35) shares of the Company's Common Stock at $12.00 per share. The warrants are exercisable until June 30, 2002. The Company paid one of the placement agents a fee of $413,800 and another placement agent warrants to purchase 73,750 shares of Common Stock at an exercise price of $12.00 per share as a fee. In addition, the Company has an agreement to grant warrants to the placement agents of the private placement equal to 5.0% of the total warrants exercised by the purchasers which the respective placement agents brought to the offering. Under the agreement, warrants to purchase up to 109,499 shares of Common Stock may be issued. The warrants issued to the placement agents are exercisable until the later of (i) June 30, 2002 or (ii) 30 days after the exercise of the warrants by the purchasers.

     During 2000, the Company secured an $800,000 equipment loan for the financing of past and future acquisitions of laboratory and office equipment. This loan is payable over a thirty six month period and is secured by the respective laboratory and office equipment. During 2000, the Company made payments of $100,285 toward the repayment of principal.

     In 2000, the Company purchased approximately $489,770 in laboratory, computer and office equipment, office furniture and leasehold improvements for its research laboratories and offices in its Horsham facility.

     CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten-year lease which expires in 2008 and which contains two five-year renewal options. The Company believes its facilities will be adequate for the foreseeable future.

     In February and March of 1999, five different groups of stockholders filed class actions in the United States District Court in Philadelphia against the Company, and certain of its officers and directors alleging violations of
Section 11 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. (See Note 13 of Notes to Consolidated Financial Statements included elsewhere in this report.) The Company denies any allegations of wrongdoing and intends to vigorously defend the litigation.

     On March 13, 2001, two stockholders filed a class action in the United States District Court in Philadelphia against the Company, and certain of its officers and directors, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint was filed on behalf of persons who purchased our securities from October 27, 1999 through September 22, 2000. Two identical complaints on behalf of other stockholders have subsequently been filed. The complaints allege that the Company made false and misleading statements about the Company's drug candidate, exisulind. The Company denies any allegations of wrongdoing and intends to vigorously defend the litigation.

     CPI anticipates the annual expenditures for preclinical studies, clinical trials, product development, research, selling and marketing, and general and administrative expenses will increase significantly in future years. CPI anticipates that it will need to raise additional capital. There can be no assurance that CPI will be able to successfully complete the clinical development of Aptosyn(TM) for any indication, that the FDA will grant approval with respect to any indication within the time frame expected, if at all, that the other developments or expansions in CPI's research, development and commercialization programs will ultimately lead to revenues for the Company.

     CPI cannot predict the date of its first product approval, if any, the rate of revenue generated from initial product sales, if achieved, or the level of expense which may be associated with such initial product sales. The Company anticipates that it will require additional financing in the future to continue its research and development programs. Until such time as CPI is able to generate sufficient revenue from product sales, if ever, CPI plans to finance its anticipated growth and development largely through equity or debt financing and/or strategic or corporate alliances. CPI believes, based on its current operating plans, that its existing cash and cash equivalents balance of approximately $49.5 million as of December 31, 2000, together with interest earned on this balance, will provide sufficient working capital to sustain operations into the second half of 2002. However, there can be no assurance that the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs as well as from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to CPI, if at all. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants. Corporate alliances would generally require the Company to give up certain marketing rights or other rights to its potential products and technology. If additional funds should be needed but are not available, CPI may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by CPI to raise capital on acceptable terms if and when needed would have a material adverse effect on CPI's business, financial condition and results of operations.

INFLATION

     CPI does not believe that inflation has had any significant impact on CPI's business to date.

INCOME TAXES

     As of December 31, 2000, CPI has net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets which will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of December 31, 2000. (See Note 12 of Notes to Consolidated Financial Statements included elsewhere in this report.)

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133," which must be adopted by the Company in the year ending December 31, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement will have no impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 draws on existing accounting rules and provides specific guidance on revenue recognition of up-front non-refundable license fees. As the Company has not had any license fee revenue, the adoption of SAB 101 did not have any impact on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than three months to ensure principal preservation. As of December 31, 2000 and 1999, the Company was invested in U.S. Government securities and money market funds, which were classified as cash equivalents in the Company's financial statements. The investments had principal (or notional) amounts of $49,528,407 and $32,013,118, respectively, which were equal to their fair value, average interest rates of 5.9% and 4.8%, respectively, and maturities of less than three months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's financial statements and notes thereto, together with the Report of Independent Public Accountants thereon, appear at pages F-1 through F-20 of this report and are incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
 1.    LIST OF FINANCIAL STATEMENTS
       See page F-1 of this report, which includes an index to consolidated financial statements.
 2.    LIST OF FINANCIAL STATEMENT SCHEDULES
       None.
 3.    LIST OF EXHIBITS
 3.1   Certificate of Incorporation as amended November 2, 1998
       (incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-K for 1998 filed with the Securities and Exchange Commission (the "1998 10-K")).
 3.2 Amendment to Certificate of Incorporation by way of Certificate of Designation, Preferences and Rights of Series
       A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the 1998 10-K).
 3.3 Amendment to Certificate of Incorporation increasing the number of authorized shares of Common Stock and Preferred
       Stock (incorporated by reference to Exhibit 3.3 to Registrant's Quarterly Report on Form 10-Q filed with the
       Securities and Exchange Commission on August 2, 2000).
 3.4   Bylaws of Cell Pathways, Inc. (incorporated by reference to
       Exhibit 3.2 to the Registrant's Registration Statement on
       Form S-4 (No. 333-59557) filed with the Securities and
       Exchange Commission on July 22, 1998 (the "July 1998 S4")).
 4.1   Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
 4.2 Specimen certificate of Registrant (incorporated by reference to Exhibit 4.2 to the July 1998 S-4).
 4.3   Rights Agreement dated as of December 3, 1998 between
       Registrant and Registrar and Transfer Company (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange
       Commission on December 18, 1998).
 4.4   Form of Warrant issued in Private Placement, October 13,
       1999 (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3 (No.
       333-93811), filed with the Securities and Exchange
       Commission on December 29, 1999 (the "December 1999 S-3")).
 4.5   Form of Warrant issued in Private Placement, November 9,
       2000 (incorporated by reference to Exhibit 4 to Registrant's
       Registration Statement on Form S-3 (No. 333-50514), filed with the Securities and Exchange Commission on November 22,
       2000 (the "November 2000 S-3")).
10.2   Lease, dated June 25, 1998, between Cell Pathways, Inc. and
       ARE-702 Electronic Drive, L.P. (incorporated by reference to
       Exhibit 10.2 to the July 1998 S-4).
10.3   Research and License Agreement, dated June 26, 1991, between
       Cell Pathways, Inc. and the University of Arizona, as amended (incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form S-1 (No.
       333-37557), filed October 9, 1997, or amendments thereto
       (the "October 1997 S-1")).
10.4   Form of Purchase Agreement in Private Placement, October 13,
       1999 (incorporated by reference to Exhibit 10.1 to the December 1999 S-3).
10.5   Form of Purchase Agreement in Private Placement, November 9,
       2000 (incorporated by reference to Exhibit 10.1 to the November 2000 S-3).

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
10.6 1997 Equity Incentive Plan of Cell Pathways, Inc, as amended.
10.7   Form of Incentive Stock Option Agreement.
10.8   Form of Non-Qualified Stock Option Agreement.
10.9   1997 Non-Employee Director Stock Option Plan of Cell
       Pathways, Inc. (incorporated by reference to Exhibit 10.5 to the July 1998 S-4).
10.10  Form of Stock Option Agreement (incorporated by reference to
       Exhibit 10.6 to the July 1998 S-4).
10.11  1997 Employee Stock Purchase Plan of Cell Pathways, Inc.
       (incorporated by reference to Exhibit 10.28 to the October
       1997 S-1).
10.12 1995 Stock Award Plan of Cell Pathways, Inc. (incorporated by reference to Exhibit 10.6 to the October 1997 S-1).
10.13  Employment Agreement, dated October 12, 1996, between Cell
       Pathways, Inc. and Robert J. Towarnicki (incorporated by reference to Exhibit 10.13 to the October 1997 S-1).
10.14 Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Robert J. Towarnicki.
10.15  Employment Agreement, dated February 1, 1993, between Cell
       Pathways, Inc. and Rifat Pamukcu (incorporated by reference to Exhibit 10.17 to the October 1997 S-1).
10.16 Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Rifat Pamukcu.
10.17  Employment Agreement, dated as of October 12, 2000, between
       Cell Pathways, Inc. and Martha E. Manning.
10.18 Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Martha E. Manning.
10.19  Employment Agreement, dated as of July 12 2000, between Cell
       Pathways, Inc. and Robert E. Bellet, M.D.
10.20 Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Robert E. Bellet, M.D.
10.21  Employment Agreement, dated as of November 6, 1997, between
       Cell Pathways, Inc. and Brian J. Hayden.
10.22 Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Brian J. Hayden.
10.23  Employment Agreement, dated as of November 29, 2000, between
       Cell Pathways, Inc. and Lloyd Glenn.
10.24 Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Lloyd Glenn.
10.25  Memorandum of Employment, dated January 1, 1993, between
       Cell Pathways, Inc. and Richard H. Troy (incorporated by reference to Exhibit 10.19 to the October 1997 S-1).
10.26  Severance Agreement, dated April 17, 1998, between Tseng
       Labs, Inc. and John J. Gibbons (incorporated by reference to
       Exhibit 10.17 to the July 1998 S-4).
22.1   Subsidiaries.
23.1   Consent of Arthur Andersen LLP.

(b)    REPORT ON FORM 8-K
       None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CELL PATHWAYS, INC.

                                      By:      /s/ ROBERT J. TOWARNICKI
                                         ---------------------------------------
                                          Robert J. Towarnicki
                                         President and Chief Executive Officer

March 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----

            /s/ ROBERT J. TOWARNICKI              Chairman of the Board of Directors,  March 28, 2001
------------------------------------------------  President and Chief Executive
             (Robert J. Towarnicki)               Officer
                                                  (Principal Executive Officer)

             /s/ WILLIAM A. BOEGER                Director                             March 28, 2001
------------------------------------------------
              (William A. Boeger)

              /s/ JOHN J. GIBBONS                 Director                             March 28, 2001
------------------------------------------------
               (John J. Gibbons)

              /s/ THOMAS M. GIBSON                Director                             March 28, 2001
------------------------------------------------
               (Thomas M. Gibson)

               /s/ RIFAT PAMUKCU                  Director, Executive Vice President   March 28, 2001
------------------------------------------------  and Chief Scientific Officer
                (Rifat Pamukcu)

            /s/ JUDITH A. HEMBERGER               Director                             March 28, 2001
------------------------------------------------
             (Judith A. Hemberger)

               /s/ BRUCE R. ROSS                  Director                             March 28, 2001
------------------------------------------------
                (Bruce R. Ross)

              /s/ LOUIS M. WEINER                 Director                             March 28, 2001
------------------------------------------------
               (Louis M. Weiner)

              /s/ BRIAN J. HAYDEN                 Chief Financial Officer and Vice     March 28, 2001
------------------------------------------------  President, Finance (Principal
               (Brian J. Hayden)                  Financial and Accounting Officer)

                      CELL PATHWAYS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998 and for the period from
  inception (August 10, 1990) to December 31, 2000..........  F-4
Consolidated Statement of Stockholders' Equity (Deficit) and
  Partners' Investment for the period from inception (August
  10, 1990) to December 31, 2000............................  F-5 to F-9
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998 and the period from
  inception (August 10, 1990) to December 31, 2000..........  F-10
Notes to Consolidated Financial Statements..................  F-11 to F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cell Pathways, Inc.:

     We have audited the accompanying consolidated balance sheets of Cell Pathways, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and partners' investment, and cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (August 10, 1990) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cell Pathways, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (August 10, 1990) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/S/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 2, 2001

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              -------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  49,528,407   $ 32,013,118
  Accounts receivable.......................................        329,694             --
  Prepaid expenses and other................................      1,328,535        875,433
                                                              -------------   ------------
     Total current assets...................................     51,186,636     32,888,551
EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, Net........      1,183,287      1,519,655
RESTRICTED CASH.............................................        676,216        640,110
NOTES RECEIVABLE FROM OFFICERS..............................        642,256             --
OTHER ASSETS................................................        393,198        230,655
                                                              -------------   ------------
                                                              $  54,081,593   $ 35,278,971
                                                              =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of note payable...........................  $     241,915   $         --
  Current installments of obligation under capital lease....         38,218        146,260
  Accounts payable..........................................      1,033,202      1,510,569
  Accrued compensation......................................        256,565        669,597
  Other accrued liabilities.................................      3,424,983      1,455,886
                                                              -------------   ------------
     Total current liabilities..............................      4,994,883      3,782,312
                                                              -------------   ------------
NOTE PAYABLE................................................        457,800             --
                                                              -------------   ------------
OBLIGATION UNDER CAPITAL LEASE..............................             --         33,917
                                                              -------------   ------------
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 10,000,000 shares
  authorized; none issued and outstanding...................             --             --
Common Stock $.01 par value, 150,000,000 shares authorized;
  31,073,457 and 26,105,894 shares issued and outstanding...        310,734        261,059
Additional paid-in capital..................................    140,235,478     96,202,177
Stock subscription receivable from issuance of Common
  Stock.....................................................        (37,000)       (37,000)
Deficit accumulated during the development stage............    (91,880,302)   (64,963,494)
                                                              -------------   ------------
     Total stockholders' equity.............................     48,628,910     31,462,742
                                                              -------------   ------------
                                                              $  54,081,593   $ 35,278,971
                                                              =============   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        PERIOD
                                             YEAR ENDED DECEMBER 31,                FROM INCEPTION
                                    ------------------------------------------    (AUGUST 10, 1990)
                                        2000           1999           1998       TO DECEMBER 31, 2000
                                    ------------   ------------   ------------   --------------------
REVENUES..........................  $    329,694   $         --   $         --       $    329,694

EXPENSES:
  Research and development........    22,257,805     16,254,858     16,052,232         75,640,993
  Selling, general and
     administrative...............     7,246,582      4,849,162      4,253,537         21,921,789
                                    ------------   ------------   ------------       ------------
     Operating loss...............   (29,174,693)   (21,104,020)   (20,305,769)       (97,233,088)
INTEREST INCOME, Net..............     2,257,885      1,470,298        960,333          5,352,786
                                    ------------   ------------   ------------       ------------
NET LOSS..........................  $(26,916,808)  $(19,633,722)  $(19,345,436)      $(91,880,302)
                                    ============   ============   ============       ============
Basic and diluted net loss per
  Common share....................  $      (0.96)  $      (0.79)  $      (3.04)
                                    ============   ============   ============
Shares used in computing basic and
  diluted net loss per Common
  share...........................    28,003,649     24,772,256      6,369,006
                                    ============   ============   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                                   INVESTMENT
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2000

                                                         REDEEMABLE          CONVERTIBLE
                                                       PREFERRED STOCK     PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                          PARTNERS'    ---------------   --------------------   -------------------    PAID-IN
                                         INVESTMENT    SHARES   AMOUNT   SHARES      AMOUNT      SHARES     AMOUNT     CAPITAL
                                         -----------   ------   ------   -------   ----------   ---------   -------   ----------
BALANCE, Inception (August 10, 1990)...  $        --      --     $ --         --   $       --          --   $   --     $     --
Partner cash contributions in September
 1990 for Class A Partnership Units....      406,000      --       --         --           --          --       --           --
Partner contribution of interest in
 research grant in September 1990 for
 Class A Partnership Units, at
 historical cost.......................       48,638      --       --         --           --          --       --           --
Net loss...............................           --      --       --         --           --          --       --           --
                                         -----------   ------    ----    -------   ----------   ---------   -------    --------
BALANCE, December 31, 1990.............      454,638      --       --         --           --          --       --           --
Partner cash contributions in March
 1991 for Class A Partnership Units....      406,000      --       --         --           --          --       --           --
Partner cash contributions in December
 1991 for Class B Partnership Units....      896,563      --       --         --           --          --       --           --
Net loss...............................           --      --       --         --           --          --       --           --
                                         -----------   ------    ----    -------   ----------   ---------   -------    --------
BALANCE, December 31, 1991.............    1,757,201      --       --         --           --          --       --           --
Partner cash contributions in January
 and April 1992 for Class B Partnership
 Units.................................       21,812      --       --         --           --          --       --           --
Partner cash contributions in December
 1992 for Class B Partnership Units....      133,300      --       --         --           --          --       --           --
Partner cash contributions in December
 1992 for Class C Partnership Units....    1,540,000      --       --         --           --          --       --           --
Partner cash contributions in December
 1992 for Class D Partnership Units....    1,475,027      --       --         --           --          --       --           --
Net loss...............................           --      --       --         --           --          --       --           --
                                         -----------   ------    ----    -------   ----------   ---------   -------    --------
BALANCE, December 31, 1992.............    4,927,340      --       --         --           --          --       --           --
Partner cash contributions in January
 1993 to March 1993 for Class D
 Partnership Units.....................      385,015      --       --         --           --          --       --           --
Exchange of interests in the
 Partnership in September 1993 for
 872,000 shares of Series A Convertible
 Preferred Stock.......................     (812,000)     --       --    872,400      812,000          --       --           --
Exchange of interests in the
 Partnership in September 1993 for
 848,100 shares of Series B Convertible
 Preferred Stock.......................     (868,000)     --       --    848,100      868,000          --       --           --
Exchange of interests in the
 Partnership in September 1993 for
 700,000 shares of Series C Convertible
 Preferred Stock.......................   (1,540,000)     --       --    700,000    1,540,000          --       --           --
Exchange of interests in the
 Partnership in September 1993 for
 616,808 shares of Series D Convertible
 Preferred Stock.......................   (1,860,042)     --       --    616,808    1,860,042          --       --           --
Exchange of interests in the
 Partnership in September 1993 for
 61,250 shares of Redeemable Preferred
 Stock.................................         (613)  61,250     613         --           --          --       --           --
Exchange of interests in the
 Partnership in September 1993 for
 2,279,500 shares of Common Stock......     (231,700)     --       --         --           --   2,279,500   22,795      208,905
Net loss...............................  $        --      --     $ --         --   $       --          --   $   --     $     --
                                         -----------   ------    ----    -------   ----------   ---------   -------    --------

                                              STOCK           STOCK
                                          SUBSCRIPTION     SUBSCRIPTION
                                           RECEIVABLE       RECEIVABLE      DEFICIT
                                              FROM             FROM       ACCUMULATED
                                           ISSUANCE OF     ISSUANCE OF    DURING THE
                                           CONVERTIBLE        COMMON      DEVELOPMENT
                                         PREFERRED STOCK      STOCK          STOCK
                                         ---------------   ------------   -----------
BALANCE, Inception (August 10, 1990)...      $   --           $   --      $        --
Partner cash contributions in September
 1990 for Class A Partnership Units....          --               --               --
Partner contribution of interest in
 research grant in September 1990 for
 Class A Partnership Units, at
 historical cost.......................          --               --               --
Net loss...............................          --               --         (252,116)
                                             ------           ------      -----------
BALANCE, December 31, 1990.............          --               --         (252,116)
Partner cash contributions in March
 1991 for Class A Partnership Units....          --               --               --
Partner cash contributions in December
 1991 for Class B Partnership Units....          --               --               --
Net loss...............................          --               --         (738,204)
                                             ------           ------      -----------
BALANCE, December 31, 1991.............          --               --         (990,320)
Partner cash contributions in January
 and April 1992 for Class B Partnership
 Units.................................          --               --               --
Partner cash contributions in December
 1992 for Class B Partnership Units....          --               --               --
Partner cash contributions in December
 1992 for Class C Partnership Units....          --               --               --
Partner cash contributions in December
 1992 for Class D Partnership Units....          --               --               --
Net loss...............................          --               --       (1,391,531)
                                             ------           ------      -----------
BALANCE, December 31, 1992.............          --               --       (2,381,851)
Partner cash contributions in January
 1993 to March 1993 for Class D
 Partnership Units.....................          --               --               --
Exchange of interests in the
 Partnership in September 1993 for
 872,000 shares of Series A Convertible
 Preferred Stock.......................          --               --               --
Exchange of interests in the
 Partnership in September 1993 for
 848,100 shares of Series B Convertible
 Preferred Stock.......................          --               --               --
Exchange of interests in the
 Partnership in September 1993 for
 700,000 shares of Series C Convertible
 Preferred Stock.......................          --               --               --
Exchange of interests in the
 Partnership in September 1993 for
 616,808 shares of Series D Convertible
 Preferred Stock.......................          --               --               --
Exchange of interests in the
 Partnership in September 1993 for
 61,250 shares of Redeemable Preferred
 Stock.................................          --               --               --
Exchange of interests in the
 Partnership in September 1993 for
 2,279,500 shares of Common Stock......          --               --               --
Net loss...............................      $   --           $   --      $(2,269,099)
                                             ------           ------      -----------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                           INVESTMENT -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2000

                                                         REDEEMABLE            CONVERTIBLE
                                                       PREFERRED STOCK       PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                          PARTNERS'    ---------------   -----------------------   -------------------    PAID-IN
                                         INVESTMENT    SHARES   AMOUNT    SHARES       AMOUNT       SHARES     AMOUNT     CAPITAL
                                         -----------   ------   ------   ---------   -----------   ---------   -------   ----------
BALANCE, December 31, 1993.............  $        --   61,250    $613    3,037,308   $ 5,080,042   2,279,500   $22,795    $208,905
Issuance of Common Stock for services
 valued at $0.41 per share.............           --      --       --           --            --      16,667      167        6,667
Issuance of 542,761 shares of Series E
 Convertible Preferred Stock for cash
 at $4.10 per share....................           --      --       --      542,761     2,225,320          --       --           --
Net loss...............................           --      --       --           --            --          --       --           --
                                         -----------   ------    ----    ---------   -----------   ---------   -------    --------
BALANCE, December 31, 1994.............           --   61,250     613    3,580,069     7,305,362   2,296,167   22,962      215,572
Issuance of 1,121,800 shares of Series
 E Convertible Preferred Stock for cash
 at $3.15 per share....................           --      --       --    1,121,800     3,533,670          --       --           --
Issuance of 163,701 shares of Series E
 Convertible Preferred Stock to effect
 the price change from $4.10 to
 $3.15.................................           --      --       --      163,701            --          --       --           --
Conversion of bridge notes payable plus
 interest to 253,633 shares of Series E
 Convertible Preferred Stock at a price
 of $3.15 per share....................           --      --       --      253,633       800,199          --       --           --
Net loss...............................           --      --       --           --            --          --       --           --
                                         -----------   ------    ----    ---------   -----------   ---------   -------    --------
BALANCE, December 31, 1995.............           --   61,250     613    5,119,203    11,639,231   2,296,167   22,962      215,572
Issuance of 887,661 shares of Series E
 Convertible Preferred Stock for cash
 at $3.15 per share, net of offering
 costs of $298,313.....................           --      --       --      887,661     2,497,819          --       --           --
Collection of Series E Convertible
 Preferred Stock subscription
 receivable............................           --      --       --           --            --          --       --           --
Issuance of 270,270 shares of Series F
 Convertible Preferred Stock for cash
 at $3.70 per share....................           --      --       --      270,270     1,000,000          --       --           --
Issuance of 185,000 shares of Common
 Stock in February 1996 as bonuses to
 officers and employees valued at $0.32
 per share.............................           --      --       --           --            --     185,000    1,850       57,350
Issuance of 14,828 shares of Common
 Stock in May 1996 for consulting
 services, valued at $0.32 per share...           --      --       --           --            --      14,828      148        4,596
Exercise of warrants to purchase 148
 shares of Series E Convertible
 Preferred Stock at $3.15 per share....           --      --       --          148           466          --       --           --
Exercise of options to purchase Common
 Stock at $0.32 per share..............           --      --       --           --            --     222,850    2,229       69,084
Net loss...............................  $        --      --     $ --           --   $        --          --   $   --     $     --
                                         -----------   ------    ----    ---------   -----------   ---------   -------    --------

                                              STOCK           STOCK
                                          SUBSCRIPTION     SUBSCRIPTION
                                           RECEIVABLE       RECEIVABLE      DEFICIT
                                              FROM             FROM       ACCUMULATED
                                           ISSUANCE OF     ISSUANCE OF     DURING THE
                                           CONVERTIBLE        COMMON      DEVELOPMENT
                                         PREFERRED STOCK      STOCK          STOCK
                                         ---------------   ------------   ------------
BALANCE, December 31, 1993.............     $     --          $   --      $ (4,650,950)
Issuance of Common Stock for services
 valued at $0.41 per share.............           --              --                --
Issuance of 542,761 shares of Series E
 Convertible Preferred Stock for cash
 at $4.10 per share....................      (23,501)             --                --
Net loss...............................           --              --        (3,110,446)
                                            --------          ------      ------------
BALANCE, December 31, 1994.............      (23,501)             --        (7,761,396)
Issuance of 1,121,800 shares of Series
 E Convertible Preferred Stock for cash
 at $3.15 per share....................         (125)             --                --
Issuance of 163,701 shares of Series E
 Convertible Preferred Stock to effect
 the price change from $4.10 to
 $3.15.................................           --              --                --
Conversion of bridge notes payable plus
 interest to 253,633 shares of Series E
 Convertible Preferred Stock at a price
 of $3.15 per share....................           --              --                --
Net loss...............................           --              --        (3,190,824)
                                            --------          ------      ------------
BALANCE, December 31, 1995.............      (23,626)             --       (10,952,220)
Issuance of 887,661 shares of Series E
 Convertible Preferred Stock for cash
 at $3.15 per share, net of offering
 costs of $298,313.....................           --              --                --
Collection of Series E Convertible
 Preferred Stock subscription
 receivable............................       20,505              --                --
Issuance of 270,270 shares of Series F
 Convertible Preferred Stock for cash
 at $3.70 per share....................           --              --                --
Issuance of 185,000 shares of Common
 Stock in February 1996 as bonuses to
 officers and employees valued at $0.32
 per share.............................           --              --                --
Issuance of 14,828 shares of Common
 Stock in May 1996 for consulting
 services, valued at $0.32 per share...           --              --                --
Exercise of warrants to purchase 148
 shares of Series E Convertible
 Preferred Stock at $3.15 per share....           --              --                --
Exercise of options to purchase Common
 Stock at $0.32 per share..............           --              --                --
Net loss...............................     $     --          $   --      $ (4,735,204)
                                            --------          ------      ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                           INVESTMENT -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2000

                                                           REDEEMABLE             CONVERTIBLE
                                                         PREFERRED STOCK        PREFERRED STOCK         COMMON STOCK
                                          PARTNERS'    -------------------   ---------------------   -------------------
                                         INVESTMENT    SHARES     AMOUNT     SHARES      AMOUNT       SHARES     AMOUNT
                                         -----------   ------   ----------   -------   -----------   ---------   -------
BALANCE, December 31, 1996.............  $        --   61,250   $      613   6,277,282 $15,137,516   2,718,845   $27,189
Issuance of 4,538,675 shares of Series
 F Convertible Preferred Stock for cash
 at $3.70 per share, net of offering
 costs of $249,239.....................           --      --            --   4,538,675  16,547,859          --       --
Exercise of warrants to purchase
 149,462 shares of Series E Convertible
 Preferred Stock at $3.15 per share....           --      --            --   149,462       470,805          --       --
Exercise of warrants to purchase 492
 shares of Series F Convertible
 Preferred Stock at $3.70 per share....           --      --            --       492         1,820          --       --
Cashless exercise of warrants to
 purchase 2,476 shares of Series E
 Convertible Preferred Stock...........           --      --            --     2,476            --          --       --
Exercise of options by employees and
 directors at $0.32 - $0.50 per
 share.................................           --      --            --        --            --     251,250    2,512
Issuance of Common Stock to director at
 $3.70 per share.......................           --      --            --        --            --      10,000      100
Issuance of Common Stock to consultant
 at $3.70 per share....................           --      --            --        --            --      10,000      100
Collection of stock subscription
 receivable............................           --      --            --        --            --          --       --
Provision for redemption of Redeemable
 Preferred Stock.......................           --      --     1,091,387        --            --          --       --
Net loss...............................  $        --      --    $       --        --   $        --          --   $   --
                                         -----------   ------   ----------   -------   -----------   ---------   -------

                                                           STOCK           STOCK
                                                       SUBSCRIPTION     SUBSCRIPTION
                                                        RECEIVABLE       RECEIVABLE      DEFICIT
                                                           FROM             FROM       ACCUMULATED
                                         ADDITIONAL     ISSUANCE OF     ISSUANCE OF     DURING THE
                                          PAID-IN       CONVERTIBLE        COMMON      DEVELOPMENT
                                          CAPITAL     PREFERRED STOCK      STOCK          STOCK
                                         ----------   ---------------   ------------   ------------
BALANCE, December 31, 1996.............   $346,602        $(3,121)        $     --     $(15,687,424)
Issuance of 4,538,675 shares of Series
 F Convertible Preferred Stock for cash
 at $3.70 per share, net of offering
 costs of $249,239.....................         --             --               --               --
Exercise of warrants to purchase
 149,462 shares of Series E Convertible
 Preferred Stock at $3.15 per share....         --             --               --               --
Exercise of warrants to purchase 492
 shares of Series F Convertible
 Preferred Stock at $3.70 per share....         --             --               --               --
Cashless exercise of warrants to
 purchase 2,476 shares of Series E
 Convertible Preferred Stock...........         --             --               --               --
Exercise of options by employees and
 directors at $0.32 - $0.50 per
 share.................................    109,462             --               --               --
Issuance of Common Stock to director at
 $3.70 per share.......................     36,900             --          (37,000)              --
Issuance of Common Stock to consultant
 at $3.70 per share....................     36,900             --               --               --
Collection of stock subscription
 receivable............................         --          3,121               --               --
Provision for redemption of Redeemable
 Preferred Stock.......................    (74,000)            --               --               --
Net loss...............................   $     --        $    --         $     --     $(10,296,912)
                                          --------        -------         --------     ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                           INVESTMENT -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2000

                                                            REDEEMABLE                CONVERTIBLE
                                                          PREFERRED STOCK           PREFERRED STOCK             COMMON STOCK
                                          PARTNERS'    ---------------------   --------------------------   ---------------------
                                         INVESTMENT    SHARES      AMOUNT        SHARES         AMOUNT        SHARES      AMOUNT
                                         -----------   -------   -----------   -----------   ------------   ----------   --------
BALANCE, December 31, 1997.............  $        --    61,250   $ 1,092,000    10,968,387   $ 32,158,000    2,990,095   $ 29,901
Issuance of 4,645,879 shares of Series
 G Convertible Preferred Stock at $4.75
 per Share, net of offering costs of
 $663,921..............................           --        --            --     4,645,879     21,404,004           --         --
Exercise of warrants to purchase 65,076
 shares of Series E Convertible
 Preferred Stock at $3.15 per share....           --        --            --        65,076        204,987           --         --
Exercise of options by employees at
 $0.32 - $8.09 per share...............           --        --            --            --             --       65,500        655
Redemption of Redeemable Preferred
 Stock for $546,051 and 33,052 shares
 of Common Stock.......................           --   (61,250)   (1,092,000)           --             --       33,052        331
Conversion of Preferred Stock to Common
 Stock triggered by the transaction
 with Tseng Labs, Inc. ................           --        --            --   (15,679,342)   (53,766,991)  15,679,342    156,793
Issuance of Common Stock in exchange
 for the Common Stock of Tseng Labs,
 Inc., net of transaction costs of
 $1,907,354............................           --        --            --            --             --    5,510,772     55,108
Exercise of Series F warrants to
 purchase 150 shares of Common Stock at
 $3.70 per share.......................           --        --            --            --             --          150          2
Exercise of Series G warrants to
 purchase 615 shares of Common Stock at
 $4.75 per share.......................           --        --            --            --             --          615          6
Non-employee stock option expense......           --        --            --            --             --           --         --
Net loss...............................           --        --            --            --             --           --         --
                                         -----------   -------   -----------   -----------   ------------   ----------   --------
BALANCE, December 31, 1998.............           --        --            --            --             --   24,279,526    242,796
Exercise of options by employees at
 $0.32 - $8.09.........................           --        --            --            --             --       48,061        481
Exercise of Series F warrants to
 purchase 125,201 shares of Common
 Stock at $3.70 per share..............           --        --            --            --             --      125,201      1,252
Exercise of Series G warrants to
 purchase 79,378 shares of Common Stock
 at $4.75 per share....................           --        --            --            --             --       79,378        793
Issuance of 1,555,000 shares of Common
 Stock at $9.00 per share, net of
 offering costs of $415,855............           --        --            --            --             --    1,555,000     15,550
Issuance of 18,728 shares of Common
 Stock at $6.32 - $9.67 under the
 Employee Stock Purchase Plan..........           --        --            --            --             --       18,728        187
Non-employee stock option expense......           --        --            --            --             --           --         --
Net loss...............................  $        --        --   $        --            --   $         --           --   $     --
                                         -----------   -------   -----------   -----------   ------------   ----------   --------

                                                            STOCK           STOCK
                                                        SUBSCRIPTION     SUBSCRIPTION
                                                         RECEIVABLE       RECEIVABLE      DEFICIT
                                                            FROM             FROM       ACCUMULATED
                                         ADDITIONAL      ISSUANCE OF     ISSUANCE OF     DURING THE
                                           PAID-IN       CONVERTIBLE        COMMON      DEVELOPMENT
                                           CAPITAL     PREFERRED STOCK      STOCK          STOCK
                                         -----------   ---------------   ------------   ------------
BALANCE, December 31, 1997.............  $   455,864       $   --          $(37,000)    $(25,984,336)
Issuance of 4,645,879 shares of Series
 G Convertible Preferred Stock at $4.75
 per Share, net of offering costs of
 $663,921..............................           --           --                --               --
Exercise of warrants to purchase 65,076
 shares of Series E Convertible
 Preferred Stock at $3.15 per share....           --           --                --               --
Exercise of options by employees at
 $0.32 - $8.09 per share...............      262,739           --                --               --
Redemption of Redeemable Preferred
 Stock for $546,051 and 33,052 shares
 of Common Stock.......................      545,618           --                --               --
Conversion of Preferred Stock to Common
 Stock triggered by the transaction
 with Tseng Labs, Inc. ................   53,610,198           --                --               --
Issuance of Common Stock in exchange
 for the Common Stock of Tseng Labs,
 Inc., net of transaction costs of
 $1,907,354............................   26,364,894           --                --               --
Exercise of Series F warrants to
 purchase 150 shares of Common Stock at
 $3.70 per share.......................          553           --                --               --
Exercise of Series G warrants to
 purchase 615 shares of Common Stock at
 $4.75 per share.......................        2,915           --                --               --
Non-employee stock option expense......       13,313           --                --               --
Net loss...............................           --           --                --      (19,345,436)
                                         -----------       ------          --------     ------------
BALANCE, December 31, 1998.............   81,256,094           --           (37,000)     (45,329,772)
Exercise of options by employees at
 $0.32 - $8.09.........................      276,260           --                --               --
Exercise of Series F warrants to
 purchase 125,201 shares of Common
 Stock at $3.70 per share..............      461,992           --                --               --
Exercise of Series G warrants to
 purchase 79,378 shares of Common Stock
 at $4.75 per share....................      376,252           --                --               --
Issuance of 1,555,000 shares of Common
 Stock at $9.00 per share, net of
 offering costs of $415,855............   13,563,595           --                --               --
Issuance of 18,728 shares of Common
 Stock at $6.32 - $9.67 under the
 Employee Stock Purchase Plan..........      170,933           --                --               --
Non-employee stock option expense......       97,051           --                --               --
Net loss...............................  $        --       $   --          $     --     $(19,633,722)
                                         -----------       ------          --------     ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                           INVESTMENT -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2000

                                                        REDEEMABLE          CONVERTIBLE
                                                      PREFERRED STOCK     PREFERRED STOCK          COMMON STOCK         ADDITIONAL
                                         PARTNERS'    ---------------   --------------------   ---------------------     PAID-IN
                                         INVESTMENT   SHARES   AMOUNT   SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL
                                         ----------   ------   ------   -------   ----------   ----------   --------   ------------
BALANCE, December 31, 1999.............  $      --       --     $ --         --   $       --   26,105,894   $261,059   $ 96,202,177
Exercise of options by employees at
 $0.32 - $24.10........................         --       --       --         --           --      324,202      3,242      2,013,365
Exercise of Common Stock warrants to
 purchase 1,270,000 shares of Common
 Stock at $6.60 and $14.00 per share...         --       --       --         --           --    1,270,000     12,700     17,730,300
Exercise of Series G warrants to
 purchase 147,800 shares of Common
 Stock at $4.75 per share..............         --       --       --         --           --      147,800      1,478        700,573
Issuance of 3,200,000 shares of Common
 Stock at $7.375 per share, net of
 offering costs of $478,896............         --       --       --         --           --    3,200,000     32,000     23,089,104
Issuance of 25,561 shares of Common
 Stock at $7.92, $9.66 and $22.10 under
 the Employee Stock Purchase Plan......         --       --       --         --           --       25,561        255        346,396
Non-employee stock option expense......         --       --       --         --           --           --         --        153,563
Net loss...............................         --       --       --         --           --           --         --             --
                                         ----------   ------    ----    -------   ----------   ----------   --------   ------------
BALANCE, December 31, 2000.............  $      --       --     $ --         --   $       --   31,073,457   $310,734   $140,235,478
                                         ==========   ======    ====    =======   ==========   ==========   ========   ============

                                              STOCK           STOCK
                                          SUBSCRIPTION     SUBSCRIPTION
                                           RECEIVABLE       RECEIVABLE      DEFICIT
                                              FROM             FROM       ACCUMULATED
                                           ISSUANCE OF     ISSUANCE OF     DURING THE
                                           CONVERTIBLE        COMMON      DEVELOPMENT
                                         PREFERRED STOCK      STOCK          STOCK
                                         ---------------   ------------   ------------
BALANCE, December 31, 1999.............      $   --          $(37,000)    $(64,963,494)
Exercise of options by employees at
 $0.32 - $24.10........................          --                --               --
Exercise of Common Stock warrants to
 purchase 1,270,000 shares of Common
 Stock at $6.60 and $14.00 per share...          --                --               --
Exercise of Series G warrants to
 purchase 147,800 shares of Common
 Stock at $4.75 per share..............          --                --               --
Issuance of 3,200,000 shares of Common
 Stock at $7.375 per share, net of
 offering costs of $478,896............          --                --               --
Issuance of 25,561 shares of Common
 Stock at $7.92, $9.66 and $22.10 under
 the Employee Stock Purchase Plan......          --                --               --
Non-employee stock option expense......          --                --               --
Net loss...............................          --                --      (26,916,808)
                                             ------          --------     ------------
BALANCE, December 31, 2000.............      $   --          $(37,000)    $(91,880,302)
                                             ======          ========     ============

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              PERIOD FROM
                                                                                               INCEPTION
                                                       YEAR ENDED DECEMBER 31,                (AUGUST 10,
                                              ------------------------------------------       1990) TO
                                                  2000           1999           1998       DECEMBER 31, 2000
                                              ------------   ------------   ------------   -----------------
OPERATING ACTIVITIES:
  Net loss..................................  $(26,916,808)  $(19,633,722)  $(19,345,436)    $(91,880,302)
Adjustments to reconcile net loss to net
  cash used in operating activities-
  Depreciation expense and amortization.....       826,138        532,549        255,197        1,746,704
  Issuance of Common Stock for services
    rendered................................            --             --             --           48,578
  Issuance of Common Stock options for
    services rendered.......................       153,563         97,051         13,313          263,927
  Provision for redemption of Redeemable
    Preferred Stock.........................            --             --             --        1,017,387
  Write-off of deferred offering costs......            --             --        469,515          469,515
  Increase in accounts receivable...........      (329,694)            --             --         (329,694)
  Other.....................................            --             --             --           68,399
  Increase in prepaid and other current
    assets..................................      (453,102)      (362,959)       (15,176)      (1,009,909)
  (Increase) decrease in other assets.......      (162,543)       128,360       (208,248)        (242,431)
  Increase (decrease) in accounts payable
    and accrued liabilities.................     1,078,698       (158,372)    (1,558,774)       2,093,759
                                              ------------   ------------   ------------     ------------
    Net cash flows used in operating
      activities............................   (25,803,748)   (19,397,093)   (20,389,609)     (87,754,067)
                                              ------------   ------------   ------------     ------------
INVESTING ACTIVITIES:
  Purchase of equipment and leasehold
    improvements............................      (489,770)      (518,570)    (2,624,383)      (5,408,140)
  Sale of leasehold improvements............            --             --      3,000,000        3,000,000
  Increase in notes receivable from
    officers................................      (642,256)            --             --         (642,256)
  Cash paid for deposits....................            --        (16,000)        (6,329)         (50,767)
                                              ------------   ------------   ------------     ------------
    Net cash flows provided by (used in)
      investing activities..................    (1,132,026)      (534,570)       369,288       (3,101,163)
                                              ------------   ------------   ------------     ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock,
    net of related offering costs...........    23,121,104     13,579,145             --       36,700,249
  Proceeds from issuance of Common Stock
    under the Employee Stock Purchase
    Plan....................................       346,651        171,120             --          517,771
  Proceeds from issuance of Convertible
    Preferred Stock, net of related offering
    costs...................................            --             --     21,404,004       47,185,046
  Proceeds from the transaction with Tseng
    Labs, Inc...............................            --             --     27,966,372       27,966,372
  Proceeds from exercise of Series E, F,G
    and Common Stock warrants to purchase
    stock...................................    18,445,051        840,289        208,463       19,966,894
  Decrease in stockholder receivable........            --             --             --           23,626
  Cash received for Common Stock options
    exercised...............................     2,016,607        276,741        263,394        2,740,029
  Redemption of Redeemable Preferred
    Stock...................................            --             --       (546,051)        (546,051)
  Proceeds from bridge loan.................            --             --             --          791,000
  Partner cash contributions................            --             --             --        5,312,355
  Increase in restricted cash...............       (36,106)       (28,938)      (412,580)        (676,216)
  Principal payments under capital lease
    obligation..............................      (141,959)      (125,980)       (29,214)        (297,153)
  Proceeds from borrowings..................       800,000             --             --          950,000
  Repayment of borrowings...................      (100,285)            --        (62,502)        (250,285)
                                              ------------   ------------   ------------     ------------
      Net cash flows provided by financing
         activities.........................    44,451,063     14,712,377     48,791,886      140,383,637
                                              ------------   ------------   ------------     ------------

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                                                              PERIOD FROM
                                                                                               INCEPTION
                                                       YEAR ENDED DECEMBER 31,                (AUGUST 10,
                                              ------------------------------------------       1990) TO
                                                  2000           1999           1998       DECEMBER 31, 2000
                                              ------------   ------------   ------------   -----------------
Net increase (decrease) in cash and cash
  equivalents...............................    17,515,289     (5,219,286)    28,771,565       49,528,407
CASH AND CASH EQUIVALENTS, beginning of
  period....................................    32,013,118     37,232,404      8,460,839               --
                                              ------------   ------------   ------------     ------------
CASH AND CASH EQUIVALENTS, end of period....  $ 49,528,407   $ 32,013,118   $ 37,232,404     $ 49,528,407
                                              ============   ============   ============     ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
Accrual of leasehold improvements payable...  $         --   $         --   $         --     $    848,000
                                              ============   ============   ============     ============
Accrual of deferred offering costs..........  $         --   $         --   $         --     $    441,375
                                              ============   ============   ============     ============
Conversion of partners' investment to
  Preferred Stock...........................  $         --   $         --   $         --     $  5,312,355
                                              ============   ============   ============     ============
Conversion of bridge loan to Convertible
  Preferred Stock...........................  $         --   $         --   $         --     $    791,000
                                              ============   ============   ============     ============
Conversion of Convertible Preferred Stock
  for Common Stock..........................  $         --   $         --   $ 53,766,991     $ 53,766,991
                                              ============   ============   ============     ============
Issuance of Convertible Preferred Stock to
  investment advisors.......................  $         --   $         --   $    425,742     $    540,742
                                              ============   ============   ============     ============
Issuance of Common Stock as payment of
  Management bonus..........................  $         --   $         --   $         --     $     59,200
                                              ============   ============   ============     ============
Redemption of Redeemable Preferred Stock for
  Common Stock..............................  $         --   $         --   $    545,949     $    545,949
                                              ============   ============   ============     ============
Sale of Common Stock in exchange for stock
  subscription receivable...................  $         --   $         --   $         --     $     37,000
                                              ============   ============   ============     ============
Sale of Convertible Preferred Stock in
  exchange for stock subscription
  receivable................................  $         --   $         --   $         --     $     23,626
                                              ============   ============   ============     ============
Issuance of Common Stock as payment for
  accounts payable..........................  $         --   $         --   $         --     $     48,578
                                              ============   ============   ============     ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1.  ORGANIZATION AND BASIS OF PRESENTATION:

     Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Company" is used herein to signify the successor and/or the predecessor corporations (See Note 3).

     The Company is a development stage pharmaceutical company focused on the research, development and commercialization of products to prevent and treat cancer. The Company has not generated any revenues from the development of its products to date, nor is there any assurance of any future revenues from the development of its products. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financing and corporate alliances. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all. The Company will continue to be considered in the development stage until such time as it generates significant revenues from its principal operations. As of December 31, 2000, the Company had a deficit accumulated during the development stage of $91,880,302.

     On November 3, 1998, the Company completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held company) in which the Company issued to Tseng stockholders approximately 5.5 million shares of the Company's Common Stock and received net proceeds of approximately $26.4 million (See Note 3). The accompanying financial statements include the accounts of the Company from inception (August 10, 1990) and the accounts of Tseng after November 3, 1998.

     In July 2000, the Company entered into an exclusive Marketing and Promotion Agreement (the "Nilandron Agreement") with Aventis Pharmaceuticals, Inc. to market Nilandron(R) (nilutamide) to urologists in the United States and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market and promote Nilandron(R) in September 2000 through the use of a dedicated third-party sales force. Under the terms of the Nilandron Agreement, the Company is responsible for all marketing and promotion expenses and will receive a percentage of the gross margin on sales in excess of a pre-established gross margin threshold. For the year ended December 31, 2000, the Company recognized revenue under the Nilandron Agreement of $329,694 related to the results of the sales efforts for September through December 2000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Cash, Cash Equivalents and Restricted Cash

     For purposes of the statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 2000 and December 31, 1999, approximately $676,000 and $640,000, respectively, of cash and cash equivalents were restricted to secure letters of credit for security deposits on the Company's leases (See Note 13). As of December 31, 2000, approximately $41.9 million of the Company's cash and cash equivalents were invested in US government securities at one financial institution.

  Equipment, Furniture and Leasehold Improvements

     Equipment, furniture and leasehold improvements are recorded at cost. Depreciation of equipment and furniture is provided on the straight-line method over estimated useful lives of two to seven years. Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease.

  Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments. The carrying values of these assets and liabilities are considered to be representative of their respective fair values.

  Revenue Recognition

     The Company recognizes revenue under the Nilandron Agreement as marketing services are performed.

  Research and Development

     Costs incurred in connection with research and development activities are expensed as incurred.

  Supplemental Cash Flow Information

     For the years ended December 31, 2000, 1999 and 1998, the Company paid interest of $48,592, $29,991 and $11,689, respectively, and paid no income taxes.

  Stock Compensation

     The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the Company's stock option plans, options are granted at the fair market value on the date of the grant, and therefore no compensation expense is recognized for stock options granted to employees. In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

  Basic and Diluted Net Loss Per Common Share

     The Company provides basic and diluted net loss per Common share pursuant to SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per Common share. "Basic" net loss per Common share equals net loss divided by the weighted average Common shares outstanding during the period. "Diluted" net loss per Common share equals net loss divided by the sum of the weighted average Common shares outstanding during the period plus Common stock equivalents. The Company's basic and diluted net loss per share amounts are the same since the assumed exercise of stock options and warrants are anti-dilutive due to the Company's losses. The amount of Common Stock equivalents

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

excluded from the calculation of diluted net loss per share was 5,445,620, 3,640,842 and 2,128,424 during the years ended December 31, 2000, 1999 and 1998, respectively.

  Comprehensive Income

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income (loss) in a full set of general-purpose financial statements. Comprehensive income (loss) is defined as the total of net income
(loss) and all other non-owner changes in equity. For all years presented, the Company's comprehensive loss consists only of the Company's net loss.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133," which must be adopted by the Company in the year ending December 31, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement will have no impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 draws on existing accounting rules and provides specific guidance on revenue recognition of up-front non-refundable license fees. As the Company has not had any license fee revenue, the adoption of SAB 101 did not have any impact on the Company's financial position or results of operations.

3.  TRANSACTION WITH TSENG:

     In June 1998, Cell Pathways, Inc., a Delaware corporation, and Tseng, a Utah corporation, entered into an agreement and plan of reorganization (the "Reorganization Agreement"). The Reorganization Agreement provided for (i) the formation of Cell Pathways Holding, Inc., a Delaware corporation ("CPHI"), (ii) the merger of Tseng Sub, Inc., a wholly-owned subsidiary of CPHI, with and into Tseng, (iii) the merger of CPI Sub, Inc., a wholly-owned subsidiary of CPHI, with and into Cell Pathways, Inc. and (iv) the issuance of approximately 23% of the then outstanding shares of the Common Stock of CPHI to the Tseng stockholders and approximately 77% of the then outstanding shares of the Common Stock of CPHI to the Cell Pathways, Inc. stockholders. In connection with this transaction, the Company raised net proceeds of approximately $26.4 million (See
Note 1). As a result of the aforementioned transactions, Tseng and Cell Pathways, Inc., subsequently renamed Cell Pathways Pharmaceuticals, Inc. ("CPP"), became wholly-owned subsidiaries of CPHI, subsequently renamed Cell Pathways, Inc. ("CPI"). The transaction closed November 3, 1998 and was accounted for as a reorganization of CPP into CPI with the sale of approximately 23% of CPI Common Stock in exchange for Tseng's net assets. The historical financial statements of the combined Company are the historical financial statements of CPP.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

     Equipment, furniture and leasehold improvements consisted of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      -----------   ----------
Furniture and fixtures..............................  $   341,411   $  287,539
Computer equipment and software.....................    1,019,861      827,165
Laboratory equipment................................    1,428,397    1,267,624
Office equipment....................................       14,203        7,225
Leasehold improvements..............................      126,119       50,668
                                                      -----------   ----------
                                                        2,929,991    2,440,221
Less accumulated depreciation and amortization......   (1,746,704)    (920,566)
                                                      -----------   ----------
                                                      $ 1,183,287   $1,519,655
                                                      ===========   ==========

5.  NOTES RECEIVABLE FROM OFFICERS:

     During the year ended December 31, 2000, the Company made loans to certain of its officers that totaled $632,954. As of December 31, 2000, the loans are still outstanding and are recorded on the balance sheet at their principal amount plus accrued interest. The loans bear interest at a rate of 6% annually, are repayable upon the earlier of termination or five years from the date of issuance and are secured by subordinate mortgages on real property.

6.  OTHER ACCRUED LIABILITIES:

     Other accrued liabilities consisted of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Accrued research materials...........................  $1,500,000   $       --
Accrued consultant fees..............................     130,409      333,430
Accrued research expenses............................     786,127      326,740
Accrued sales contract and taxes.....................     390,983      104,534
Other................................................     617,464      691,182
                                                       ----------   ----------
                                                       $3,424,983   $1,455,886
                                                       ==========   ==========

7.  STOCKHOLDERS' EQUITY:

     During the year ended December 31, 2000, the Company increased its authorized shares of Preferred Stock from 5,000,000 to 10,000,000 shares, and increased its authorized shares of Common Stock from 70,000,000 to 150,000,000 shares.

     In November 2000, the Company sold 3,200,000 shares of Common Stock in a private placement, mainly to institutional investors at a price of $7.375 per share, resulting in net proceeds of approximately $23,116,000. With each share of Common Stock purchased, the Company issued a warrant to purchase one and thirty five one-hundredths (1.35) shares of the Company's Common Stock at $12.00 per share. The warrants are exercisable until June 30, 2002. The Company paid one of the placement agents a fee of $413,800 and another placement agent warrants to purchase 73,750 shares of Common Stock at an exercise price of $12.00 per share as a fee. In addition, the Company has an agreement to grant warrants to the placement agents of the private placement equal to 5.0% of the total warrants exercised by the purchasers which the respective placement agents brought to the offering. Under the agreement, warrants to purchase up to 109,499 shares of Common

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  STOCKHOLDERS' EQUITY -- (CONTINUED)

Stock may be issued. The warrants issued to the placement agents are exercisable until the later of (i) June 30, 2002 or (ii) 30 days after the exercise of the warrants by the purchasers.

     In October 1999, the Company sold 1,555,000 shares of Common Stock in a private placement to institutional investors at a price of $9.00 per share, resulting in net proceeds of approximately $13,579,000. With each share of Common Stock purchased, the Company issued one warrant for the purchase of the Company's Common Stock at $14.00 per share. As of December 31, 2000, 1,230,000 warrants were exercised by the purchasers for total proceeds of $17,220,000 and an additional 35,000 warrants were exercised by the placement agent as their fee, for total proceeds of $490,000. All unexercised warrants expired on December 31, 2000.

     In April through June 1998, the Company issued 4,645,879 shares of Series G Convertible Preferred Stock ("Series G") and warrants to purchase 227,793 shares of Series G at $4.75 per share, resulting in net proceeds to the Company of approximately $21,404,000. All warrants were exercised prior to their expiration date of May 1, 2000.

     In November 1998, in conjunction with the transaction with Tseng (see Note
3), each share of Series A, B, C, D, E, F and G Convertible Preferred Stock was converted into one share of CPI Common Stock.

8.  REDEEMABLE PREFERRED STOCK:

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

9.  STOCKHOLDERS' RIGHTS PLAN:

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

10. STOCK OPTIONS, WARRANTS AND PURCHASE PLAN:

     The Company's 1993 Stock Option Plan, which was amended and renamed in 1997 the 1997 Equity Incentive Plan (the "Plan") and subsequently amended in 2000, authorizes the Company to grant to eligible employees, directors and consultants Common Stock, stock appreciation rights, or options to purchase up to 5,600,000 shares of Common Stock, including all grants since inception of the Plan in 1993. As of

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. STOCK OPTIONS, WARRANTS AND PURCHASE PLAN -- (CONTINUED)

December 31, 2000, 1,936,829 shares of Common Stock remained eligible for future grants under the Plan. The Board of Directors sets the rate at which the options become exercisable and determines when the options expire, subject to the limitations described below. Options granted through June 1999 may, to the extent vested, be exercised up to ten years following the date of grant. Options granted after June 1999 may, to the extent vested, be exercised up to the earlier of ten years from the date of grant or 90 days after termination of services. All options will generally become exercisable in the event the Company is sold or has other significant changes in ownership. Generally, options to employees vest ratably over a four-year period. Options granted under the Plan through July 1997 may be immediately exercisable, but any unvested shares exercised are held by the Company and are subject to reacquisition by the Company should employment terminate prior to completion of applicable vesting periods.

     In October 1997, the Board of Directors adopted and the stockholders approved the 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") covering an aggregate of 453,925 shares of Common Stock. Pursuant to the terms of the Directors' Plan, each person who first becomes a non-employee Director automatically shall be granted an option to purchase 18,157 shares of Common Stock (the "Inaugural Grant"). On the date of each annual stockholders meeting commencing with the meeting in 1998, each non-employee Director who has served at least one full year as a director is automatically granted an option to purchase 5,447 shares of Common Stock (the "Anniversary Grant"). In addition, the Company granted options to purchase 27,235 shares of Common Stock at the inception of the plan. Options subject to an Inaugural Grant under the Directors' Plan will vest in three equal, annual installments commencing on the first anniversary of the date of the grant of the option. Options subject to an Anniversary Grant under the Directors' Plan will vest in full on the first anniversary of the grant date of the option. In addition, certain grants made at the inception of the Directors' Plan vested on March 31, 1998. The vesting of all options under the Directors' Plan is conditioned on the continued service of the recipient as a director, employee or consultant of the Company or any affiliate of the Company. As of December 31, 2000, 272,357 shares of Common Stock remained eligible for future option grants under the Directors' Plan.

     In November 1998, the Company assumed the Tseng Labs, Inc. 1991 Stock Option Plan, the Tseng Labs, Inc. 1991 Special Directors Stock Option Plan and the Tseng Labs, Inc. 1995 Stock Option Plan (collectively the "Tseng Plans"). The Company assumed the plans in order to administer the remaining options outstanding as of November 4, 1998. The Company has terminated any right to grant further options under the Tseng Plans.

     The Company accounts for stock options granted to employees under the Plan in accordance with the intrinsic value method provided for under APB Opinion No.
25. Under the Plan, options may be granted at the fair market value on the date of the grant and therefore no compensation expense is, or has been, recognized in respect of stock options awarded to employees. In accordance with the provisions of SFAS No. 123, the Company discloses fair value compensation cost in respect of employee stock options using the Black-Scholes

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. STOCK OPTIONS, WARRANTS AND PURCHASE PLAN -- (CONTINUED) option pricing model. Had compensation cost for the Plan been recognized in the income statements under SFAS No. 123, the Company's net loss would have increased to the following pro forma amounts:

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                         2000           1999           1998
                                     ------------   ------------   ------------
Net loss:
  As reported......................  $(26,916,808)  $(19,633,722)  $(19,345,436)
                                     ============   ============   ============
  Pro forma........................  $(30,420,337)  $(20,398,272)  $(19,643,828)
                                     ============   ============   ============
Basic and diluted net loss per
  Common Share:
  As reported......................  $      (0.96)  $      (0.79)  $      (3.04)
                                     ============   ============   ============
  Pro forma........................  $      (1.09)  $      (0.82)  $      (3.08)
                                     ============   ============   ============

     The pro forma disclosures made above do not reflect options granted prior to January 1, 1995 and, therefore, may not be representative of pro forma compensation cost in future years. The weighted average fair value of the stock options granted during 2000, 1999 and 1998 was $10.01, $6.64 and $1.93, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      2000      1999      1998
                                                     -------   -------   -------
Risk-free interest rate............................     5.22%     6.56%     6.15%
Expected dividend yield............................        0%        0%        0%
Expected life......................................  6 years   6 years   6 years
Expected volatility................................      195%       75%      .45%

     Information relative to the Company's stock options under all plans is as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                        EXERCISE PRICE  EXERCISE PRICE    AGGREGATE
                                             OPTIONS     (PER SHARE)     (PER SHARE)      PROCEEDS
                                            ---------   --------------  --------------   -----------
BALANCE AS OF DECEMBER 31, 1996...........    476,000   $0.32 - $ 0.50      $0.39        $   183,819
  Granted.................................    455,021    1.00 -   4.75       3.47          1,578,000
  Exercised...............................   (251,250)   0.32 -   0.50       0.45           (111,974)
  Forfeited...............................    (63,500)   0.32 -   3.70       0.85            (54,120)
                                            ---------   --------------                   -----------
BALANCE AS OF DECEMBER 31, 1997...........    616,271    0.32 -   3.70       2.59          1,595,725
  Granted.................................    719,298    4.75 -  12.13       6.39          4,599,069
  Tseng options assumed...................    512,480    3.79 -  24.10       8.10          4,151,701
  Exercised...............................    (65,500)   0.32 -   8.09       4.02           (263,394)
  Forfeited...............................    (11,500)   0.32 -   6.60       0.39             (4,525)
                                            ---------   --------------                   -----------
BALANCE AS OF DECEMBER 31, 1998...........  1,771,049    0.32 -  24.10       5.69         10,078,576
  Granted.................................    179,679    6.81 -  11.00       9.35          1,679,132
  Exercised...............................    (48,061)   0.32 -   8.09       5.76           (276,741)
  Forfeited...............................     (9,000)   6.60 -  12.13       7.11            (63,974)
                                            ---------   --------------                   -----------

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. STOCK OPTIONS, WARRANTS AND PURCHASE PLAN -- (CONTINUED)

                                                                           WEIGHTED
                                                                           AVERAGE
                                                        EXERCISE PRICE  EXERCISE PRICE    AGGREGATE
                                             OPTIONS     (PER SHARE)     (PER SHARE)      PROCEEDS
                                            ---------   --------------  --------------   -----------
BALANCE AS OF DECEMBER 31, 1999...........  1,893,667    0.32 -  24.10       6.03         11,416,993
  Granted.................................  1,919,682    5.45 -  49.88      10.26         19,700,719
  Exercised...............................   (324,202)   0.32 -  24.10       6.24         (2,021,610)
  Forfeited...............................    (56,501)   4.13 -  25.94      10.54           (595,571)
                                            ---------   --------------                   -----------
BALANCE AS OF DECEMBER 31, 2000...........  3,432,646   $0.32 - $49.88      $8.30        $28,500,531
                                            =========   ==============      -----        ===========

     The weighted average remaining contractual life of all options outstanding at December 31, 2000 is 8.2 years.

     The following table summarizes information about the Company's stock options outstanding and exercisable at December 31, 2000 based upon each exercise price:

                                             OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                              -------------------------------------------------   -----------------------------
                                   NUMBER OF          WEIGHTED       WEIGHTED                        WEIGHTED
                                    OPTIONS            AVERAGE        AVERAGE         NUMBER          AVERAGE
                                  OUTSTANDING         REMAINING      EXERCISE       EXERCISABLE      EXERCISE
                                AT DECEMBER 31,      CONTRACTUAL       PRICE      AT DECEMBER 31,      PRICE
  RANGE OF EXERCISE PRICES           2000           LIFE IN YEARS   (PER SHARE)        2000         (PER SHARE)
  ------------------------    -------------------   -------------   -----------   ---------------   -----------
$ 0.32 - $ 1.00.............         167,500             5.7           $0.64           167,500         $0.64
  3.70 -   3.79.............         277,972             5.5            3.72           277,972          3.72
  4.75 -   5.45.............       1,391,947             9.6            5.38            86,639          4.75
  6.60 -   6.81.............         607,832             7.5            6.61           337,280          6.60
  7.63 -   9.03.............         371,373             5.7            8.37           192,954          8.24
  9.25 -  12.13.............         331,367             8.6           11.92            40,552         10.81
 24.00 -  32.13.............         229,155             9.1           27.20             3,632         22.13
$36.25 - $49.88.............          55,500             9.2           46.11                --            --
                                   ---------
                                   3,432,646                           $8.30         1,106,529         $5.57
                                   =========                           -----         =========         -----

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

     As of November 4, 1998, employees became eligible to participate in the Purchase Plan if they are employed by the Company or an affiliate of the Company designated by the Board. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board, to the purchase of shares of Common Stock. The price of Common Stock purchased under the Purchase Plan will be not less than 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. The Purchase Plan will terminate at the Board's direction. As of December 31, 2000, the Company has issued 44,289 shares under the Purchase Plan.

     In 2000, the Company, in conjunction with the private placement of Common Stock, issued warrants to purchase 4,320,000 shares of Common Stock at an exercise price of $12.00 per share. As of December 31, 2000, these warrants were still outstanding. The Company also made an agreement to grant warrants to the placement agents of the private placement equal to 5.0% of the total warrants exercised by the purchasers

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. STOCK OPTIONS, WARRANTS AND PURCHASE PLAN -- (CONTINUED)

which the placement agent brought to the offering. Under the agreement, warrants to purchase up to 109,499 shares of Common Stock may be issued at an exercise price of $12.00 per share. The Company also paid one of the placement agents a fee of 73,750 shares of Common Stock warrants at an exercise price of $12.00 per share. The warrants issued to the placement agent are exercisable until the later of (i) June 30, 2002 or (ii) 30 days after the exercise of the warrants by the purchasers.

11.  DEBT:

     During 2000, the Company financed certain fixed asset purchases with a note payable of $800,000, secured by certain laboratory and office equipment. The note bears interest at 13.8% and is repayable in monthly payments of principal and interest of $26,959 over 36 months.

     As of December 31, 2000, the remaining principal payments were as follows:

2001........................................................  $241,915
2002........................................................   277,470
2003........................................................   180,330
                                                              --------
                                                               699,715
Less - current portion......................................  (241,915)
                                                              --------
                                                              $457,800
                                                              ========

12.  INCOME TAXES:

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." As of December 31, 2000, the Company had approximately $64,638,000 of net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOLs are subject to examination by the tax authorities and expire between 2008 and 2020.

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

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  INCOME TAXES -- (CONTINUED)

     The components of the net deferred income tax asset at December 31, 2000 and 1999 were as follows:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Gross deferred tax asset:
Net operating loss carryforwards...................  $25,078,000   $18,748,000
Capitalized research and development
  expenditures.....................................    2,102,000     2,465,000
Capitalized start-up costs.........................    7,610,000     4,449,000
Accruals not currently deductible..................      499,000       194,000
Other..............................................    2,152,000        39,000
                                                     -----------   -----------
                                                      37,441,000    25,895,000
Gross deferred tax liabilities:
Other..............................................           --        (3,000)
Less valuation allowance...........................  (37,441,000)  (25,892,000)
                                                     -----------   -----------
                                                     $        --   $        --
                                                     ===========   ===========

     The Company has not yet achieved profitable operations. Accordingly, management believes the tax assets as of December 31, 2000 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.

13.  COMMITMENTS AND CONTINGENCIES:

  Leases

     In June 1998, the Company entered into a ten-year lease for office and laboratory space in Horsham, Pennsylvania. This lease contains two five-year renewal terms.

     In 1998, the Company also entered into a 30-month capital lease agreement to lease software to be used in the research and development activities of the Company. The software acquired under the lease at a cost of $335,371 less accumulated amortization of $324,192 is included in equipment in the accompanying consolidated balance sheets as of December 31, 2000. The interest rate on this capital lease is 12%.

     Aggregate minimum annual payments under the Company's lease commitments are as follows as of December 31, 2000:

                                                         CAPITAL   OPERATING
                                                         LEASES      LEASES
                                                         -------   ----------
2001...................................................  $38,985   $  903,000
2002...................................................       --      927,000
2003...................................................       --      955,000
2004...................................................       --      964,000
2005...................................................       --      993,000
Thereafter.............................................       --    2,610,000
                                                         -------   ----------
          Total minimum lease payments.................   38,985   $7,352,000
                                                                   ==========
Less: Interest.........................................     (767)
                                                         -------
Present value of net minimum lease payments............  $38,218
                                                         =======

     Rental expense under the operating leases and other month-to-month leases entered into by the Company totaled approximately $1,118,166, $939,000 and $815,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

  Contracts

     The Company contracts with a number of university-based researchers and commercial vendors who provide various research, clinical and product development activities. Such arrangements are generally cancelable at any time.

  Litigation

     In February and March of 1999, five different groups of stockholders filed class actions in the United States District Court in Philadelphia against the Company, and certain of its officers and directors, alleging violations of
Section 11 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints alleged that the Company made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate, exisulind. The cases were consolidated in March, 1999, and a consolidated amended complaint which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10-b5 was filed on June 28, 1999 seeking an unspecified amount of damages on behalf of a class of persons who traded in the Company's securities between October 7, 1998 and February 2, 1999. The defendants moved to dismiss the complaint on September 21, 1999. The motion to dismiss was denied on January 27, 2000. On February 10, 2000, defendants filed a motion for reconsideration, or, in the alternative, certification for immediate appeal, both of which were denied by the district court by order dated March 16, 2000. The defendants answered the complaint on March 13, 2000. On May 24, 2000, defendants filed a petition for writ of mandamus in the Court of Appeals for the Third Circuit, requesting that the Court of Appeals review the district court's denial of the motion to dismiss. The Court of Appeals denied the petition for writ of mandamus on September 29, 2000. On December 29, 2000, the Court entered, on its own motion, a scheduling order requiring that the parties are to complete all discovery by April 9, 2001. The Court further ordered that the parties submit dispositive motions and their joint pretrial order by April 30, 2001. The Company denies any allegations of wrongdoing and intends to vigorously defend the litigation.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for the years ended December 31, 2000 and 1999 is as follows:

                                                                     2000
                                            ------------------------------------------------------
                                             MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                            -----------   -----------   ------------   -----------
Revenues..................................  $        --   $        --   $        --    $   329,694
Research and development expenses.........    5,379,962     5,237,800     5,909,609      5,730,434
Selling, general and administrative
  expenses................................    1,631,211     2,455,667     2,098,450      1,061,254
                                            -----------   -----------   -----------    -----------
  Operating Loss..........................   (7,011,173)   (7,693,467)   (8,008,059)    (6,461,994)
Interest Income, net......................      474,201       539,756       528,642        715,286
                                            -----------   -----------   -----------    -----------
Net loss..................................  $(6,536,972)  $(7,153,711)  $(7,479,417)   $(5,746,708)
                                            ===========   ===========   ===========    ===========
Basic and diluted net loss per Common
  share...................................  $     (0.24)  $     (0.26)  $     (0.27)   $     (0.19)
                                            ===========   ===========   ===========    ===========

                                                                     1999
                                            ------------------------------------------------------
                                             MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                            -----------   -----------   ------------   -----------
Revenues..................................  $        --   $        --   $        --    $        --
Research and development expenses.........    4,527,893     3,590,342     3,526,994      4,609,629
Selling, general and administrative
  expenses................................    1,144,544     1,067,752     1,245,987      1,390,879
                                            -----------   -----------   -----------    -----------
  Operating Loss..........................   (5,672,437)   (4,658,094)   (4,772,981)    (6,000,508)
Interest Income, net......................      367,846       325,383       322,265        454,804
                                            -----------   -----------   -----------    -----------
Net loss..................................  $(5,304,591)  $(4,332,711)  $(4,450,716)   $(5,545,704)
                                            ===========   ===========   ===========    ===========
Basic and diluted net loss per Common
  share...................................  $     (0.22)  $     (0.18)  $     (0.18)   $     (0.21)
                                            ===========   ===========   ===========    ===========