Form 10-Q
period 2001-03-31
CELL PATHWAYS INC /DE
filed 2001-05-03
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________

         Commission File Number:    00024889


                               CELL PATHWAYS, INC.
             (Exact name of registrant as specified in its charter)


                            Delaware                                                      23-2969600
                 (State or Other Jurisdiction of                                       (I.R.S. Employer
                 Incorporation or Organization)                                     Identification Number)


           702 Electronic Drive Horsham, Pennsylvania                                        19044
             (Address of principal executive office)                                      (Zip Code)


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


                    Yes   /X/                  No   / /


At May 2, 2001 there were 31,100,904 shares of Common Stock, par value $0.01 per share, outstanding.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


PART I        FINANCIAL INFORMATION (UNAUDITED)                                 Page
                                                                                ----
    Item 1    Financial Statements:

              Consolidated Balance Sheets as of March 31, 2001
              and December 31, 2000 ......................................        3

              Consolidated Statements of Operations for the three
              months ended March 31, 2001 and 2000 and for the period from
              inception (August 10, 1990) to March 31, 2001 ..............        4

              Consolidated Statements of Cash Flows for the three
              months ended March 31, 2001 and 2000 and for the period from
              inception (August 10, 1990) to March 31, 2001 ..............        5

              Notes to Consolidated Financial Statements .................       6 - 7

    Item 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................       8 - 11

    Item 3    Quantitative and Qualitative Disclosures about Market Risk .       12

PART II       OTHER INFORMATION

    Item 1    Legal Proceedings ..........................................       13

    Item 6    Exhibits and Reports on Form 8-K ...........................       13

              Signatures .................................................       14

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                       MARCH 31,          DECEMBER 31,
                                                                         2001                 2000
                                                                     -------------        -------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................       $  34,321,948        $  49,528,407
  Short term investments .....................................           9,828,950                   --
  Accounts receivable ........................................             316,973              329,694
  Prepaid expenses and other .................................           2,094,404            1,328,535
                                                                     -------------        -------------
        Total current assets .................................          46,562,275           51,186,636

EQUIPMENT, FURNITURE and LEASEHOLD IMPROVEMENTS, net .........           1,079,592            1,183,287
RESTRICTED CASH ..............................................             685,469              676,216
NOTES RECEIVABLE FROM OFFICERS ...............................             711,961              642,256
OTHER ASSETS .................................................             393,198              393,198
                                                                     -------------        -------------
                                                                     $  49,432,495        $  54,081,593
                                                                     =============        =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of note payable ............................       $     250,350        $     241,915
  Current installments of obligation under capital lease .....                  --               38,218
  Accounts payable ...........................................           1,300,094            1,033,202
  Accrued compensation .......................................             358,153              256,565
  Other accrued liabilities ..................................           3,174,471            3,424,983
                                                                     -------------        -------------
        Total current liabilities ............................           5,083,068            4,994,883
                                                                     -------------        -------------
NOTE PAYABLE .................................................             391,960              457,800
                                                                     -------------        -------------

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 10,000,000 shares authorized,
  none issued and outstanding ................................                  --                   --
Common Stock, $.01 par value, 150,000,000 shares authorized;
  31,100,904 and 31,073,457 shares issued and outstanding ....             311,009              310,734
Additional paid-in capital ...................................         140,330,627          140,235,478
Stock subscription receivable from issuance of Common Stock ..             (37,000)             (37,000)
Deficit accumulated during the development stage .............         (96,647,169)         (91,880,302)
                                                                     -------------        -------------
        Total stockholders' equity ...........................          43,957,467           48,628,910
                                                                     -------------        -------------
                                                                     $  49,432,495        $  54,081,593
                                                                     =============        =============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                     THREE MONTHS ENDED             PERIOD FROM INCEPTION
                                                          MARCH 31,                   (AUGUST 10, 1990)
                                             ----------------------------------              TO
                                                  2001                2000             MARCH 31, 2001
                                             -------------        -------------     ---------------------

REVENUES .............................       $     316,973        $         --        $     646,667

EXPENSES:
   Research and development ..........           3,782,214            5,379,962           79,423,207
   Selling, general and administrative           1,942,632            1,631,211           23,864,421
                                             -------------        -------------        -------------
     Operating loss ..................          (5,407,873)          (7,011,173)        (102,640,961)
INTEREST INCOME, net .................             641,006              474,201            5,993,792
                                             -------------        -------------        -------------
NET LOSS .............................       $  (4,766,867)       $  (6,536,972)       $ (96,647,169)
                                             =============        =============        =============

Basic and diluted net loss per
  Common share .......................       $       (0.15)       $       (0.24)
                                             =============        =============

Shares used in computing basic and
   diluted net loss per Common share .          31,089,838           26,682,240
                                             =============        =============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                                                  PERIOD FROM
                                                                               THREE MONTHS ENDED                  INCEPTION
                                                                                    MARCH 31,                  (AUGUST 10, 1990)
                                                                       ----------------------------------              TO
                                                                              2001                2000           MARCH 31, 2001
                                                                       -------------        -------------        -------------
OPERATING ACTIVITIES:
Net loss .......................................................       $  (4,766,867)       $  (6,536,972)       $ (96,647,169)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation expense and amortization .......................             128,612              185,610            1,875,316
   Issuance of Common Stock for services rendered ..............                  --                   --               48,578
   Issuance of Common Stock options for services rendered ......             (12,208)             620,555              251,719
   Provision for redemption of Redeemable Preferred Stock ......                  --                   --            1,017,387
   Write-off of deferred offering costs ........................                  --                   --              469,515
   (Increase) decrease in accounts receivable ..................              12,721                   --             (316,973)
   Other .......................................................                  --                   --               68,399
   Increase in prepaid  and other current assets ...............            (765,869)            (863,936)          (1,775,778)
   (Increase) decrease in other assets .........................                  --               42,996             (242,431)
   Increase in accounts payable and accrued liabilities ........             117,968              126,754            2,211,727
                                                                       -------------        -------------        -------------
     Net cash flows used in operating activities ...............          (5,285,643)          (6,424,993)         (93,039,710)
                                                                       -------------        -------------        -------------
INVESTING ACTIVITIES:
   Purchase of equipment, furniture and leasehold improvements .             (24,917)            (169,706)          (5,433,057)
   Sale of leasehold improvements ..............................                  --                   --            3,000,000
   Increase in notes receivable from officers ..................             (69,705)                  --             (711,961)
   Cash paid for deposits ......................................                  --              (24,673)             (50,767)
  Purchase of short term investments ...........................          (9,785,523)                  --           (9,785,523)
  Increase in short term investments ...........................             (43,427)                  --              (43,427)
                                                                       -------------        -------------        -------------
    Net cash flows used in investing activities ................          (9,923,572)            (194,379)         (13,024,735)
                                                                       -------------        -------------        -------------
FINANCING ACTIVITIES:
  Proceeds from the issuance of  Common Stock, net of related
   offering costs ..............................................                  --                   --           36,700,249
  Proceeds from the issuance of Common Stock under the Employee
   Stock Purchase Plan .........................................              88,505              159,685              606,276
  Proceeds from issuance of Convertible Preferred Stock, net of
   related offering costs ......................................                  --                   --           47,185,046
  Proceeds from the transaction with Tseng Labs, Inc. ..........                  --                   --           27,966,372
  Proceeds from the exercise of Series E, F, G  and Common
   Stock warrants to purchase stock ............................                  --           14,568,101           19,966,894
  Proceeds from the exercise of options to purchase Common Stock              19,127            1,753,083            2,759,156
  Decrease in stockholder receivable ...........................                  --                   --               23,626
  Redemption of Redeemable Preferred Stock .....................                  --                   --             (546,051)
  Proceeds from bridge loan ....................................                  --                   --              791,000
  Partner cash contributions ...................................                  --                   --            5,312,355
  Increase in restricted cash ..................................              (9,253)              (8,195)            (685,469)
  Principal payments under capital lease obligation ............             (38,218)             (33,917)            (335,371)
  Proceeds from borrowings .....................................                  --                   --              950,000
  Repayment of borrowings ......................................             (57,405)                  --             (307,690)
                                                                       -------------        -------------        -------------
      Net cash flows provided by financing activities ..........               2,756           16,438,757          140,386,393
                                                                       -------------        -------------        -------------
Net increase (decrease) in cash and cash equivalents ...........         (15,206,459)           9,819,385           34,321,948
CASH AND CASH EQUIVALENTS, beginning of period .................          49,528,407           32,013,118                   --
                                                                       -------------        -------------        -------------
CASH AND CASH EQUIVALENTS, end of period .......................       $  34,321,948        $  41,832,503        $  34,321,948
                                                                       =============        =============        =============
SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES:
Accrual of leasehold improvements payable ......................       $          --        $          --        $     848,000
                                                                       =============        =============        =============
Accrual of deferred offering costs .............................       $          --        $          --        $     441,375
                                                                       =============        =============        =============
Conversion of partners' investment to Preferred Stock ..........       $          --        $          --        $   5,312,355
                                                                       =============        =============        =============
Conversion of bridge loan to Convertible Preferred Stock .......       $          --        $          --        $     791,000
                                                                       =============        =============        =============
Conversion of Convertible Preferred Stock for Common Stock .....       $          --        $          --        $  53,766,991
                                                                       =============        =============        =============
Issuance of Convertible Preferred Stock to investment advisors .       $          --        $          --        $     540,742
                                                                       =============        =============        =============
Issuance of Common Stock as payment of management bonus ........       $          --        $          --        $      59,200
                                                                       =============        =============        =============
Redemption of Redeemable Preferred Stock for Common Stock ......       $          --        $          --        $     545,949
                                                                       =============        =============        =============
Sale of Common Stock in exchange for stock subscription
  receivable ...................................................       $          --        $          --        $      37,000
                                                                       =============        =============        =============
Sale of Convertible Preferred Stock in exchange for stock
  subscription receivable ......................................       $          --        $          --        $      23,626
                                                                       =============        =============        =============
Issuance of Common Stock as payment for accounts payable .......       $          --        $          --        $      48,578
                                                                       =============        =============        =============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Company" is used herein to signify the successor and/or the predecessor corporations.

         The Company is a development stage pharmaceutical company focused on the research, development and commercialization of products to prevent and treat cancer. The Company has not generated any revenues from the sale of its products to date, nor is there any assurance of any future product revenues from the development of its products. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings and corporate alliances. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all. The Company will continue to be considered in the development stage until such time as it generates significant revenues from its principal operations. As of March 31, 2001, the Company had a deficit accumulated during the developmental stage of $96,647,169.

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

         In July 2000, the Company entered into an exclusive Marketing and Promotion Agreement (the "Nilandron Agreement") with Aventis Pharmaceuticals, Inc. to market Nilandron(R) (nilutamide) to urologists in the United States and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market and promote Nilandron(R) in September 2000 through the use of a dedicated third-party sales force. Under the terms of the Nilandron Agreement, the Company is responsible for all marketing and promotion expenses and will receive a percentage of the gross margin on sales in excess of a pre-established gross margin threshold. For the three months ended March 31, 2001 and the year ended December 31, 2000, the Company recognized revenue under the Nilandron Agreement of $316,973 and $329,694, respectively.

Basis of Presentation

         The unaudited consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results may not be indicative of the results that may be expected for the year. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

2.       SHORT-TERM INVESTMENTS

         The Company invests in U.S. Government securities. Securities with maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments. The investments are classified as held-to-maturity and are stated at amortized cost. The carrying amount of the investments approximates fair value due to their short maturity.

3.       BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company provides basic and diluted net loss per Common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per Common share. "Basic" net loss per Common share equals net loss divided by the weighted average Common shares outstanding during the period. "Diluted" net loss per Common share equals net loss divided by the sum of the weighted average Common shares outstanding during the period plus Common Stock equivalents. The Company's basic and diluted net loss per share amounts are the same since the assumed exercise of stock options and warrants are anti-dilutive. The amount of Common Stock equivalents excluded from the calculation of diluted net loss per share was 7,878,879 and 2,609,270 as of March 31, 2001 and 2000, respectively.

4.       LITIGATION

         In February and March of 1999, five different groups of stockholders filed class actions in the United States District Court in Philadelphia against the Company and certain of its officers and directors alleging violations of
Section 11 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints alleged that the Company made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate, exisulind. The cases were consolidated in March 1999, and a consolidated amended complaint which asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10-b5 was filed on June 28, 1999 seeking an unspecified amount of damages on behalf of a class of persons who traded in the Company's securities between October 7, 1998 and February 2, 1999. The defendants moved to dismiss the complaint on September 21, 1999. The motion to dismiss was denied on January 27, 2000. On February 10, 2000, defendants filed a motion for reconsideration, or, in the alternative, certification for immediate appeal, both of which were denied by the district court by order dated March 16, 2000. The defendants answered the complaint on March 13, 2000. On May 24, 2000, defendants filed a petition for writ of mandamus in the Court of Appeals for the Third Circuit, requesting that the Court of Appeals review the district court's denial of the motion to dismiss. The Court of Appeals denied the petition for writ of mandamus on September 29, 2000. This case is in discovery which we expect to be completed by the second quarter 2001. Dispositive motions and pretrial proceedings are to be filed shortly after discovery ends. The Company denies any allegations of wrongdoing and intends to vigorously defend the litigation.

         On March 13, 2001, two stockholders filed a class action in the United States District Court in Philadelphia against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint was filed on behalf of persons who purchased our securities from October 27, 1999 through September 22, 2000. Nine identical complaints on behalf of other stockholders have subsequently been filed. The complaints allege that the Company made false and misleading statements about the Company's drug candidate, exisulind. The Company denies any allegations of wrongdoing and intends to vigorously defend the litigation.

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


OVERVIEW

         Cell Pathways, Inc. is a development stage pharmaceutical company focused on the research, development and commercialization of products to prevent and treat cancer. From the inception of the Company's business in 1990, operating activities have related primarily to conducting research and development, raising capital and recruiting personnel. The Company's initial investigational new drug application ("IND") was filed with the U.S. Food and Drug Administration ("FDA") in December 1993 for human clinical trials of the Company's first product candidate, Aptosyn(TM) (exisulind). The Company filed an IND for its second product candidate, CP461, in December 1998. In August 1999, the Company submitted to the FDA a new drug application ("NDA") for Aptosyn(TM) for familial adenomatous polyposis ("FAP"), an indication for which the Company had received orphan drug designation. On September 25, 2000, the FDA issued a "not approvable" letter noting deficiencies in the Company's NDA for Aptosyn(TM) for FAP and finding the information provided as to the safety and efficacy of Aptosyn(TM) to be inadequate for the FAP indication. The Company intends to meet with the FDA to discuss the NDA and determine its course of action with respect to the NDA and the FAP program thereafter. The Company is evaluating the FAP program, including the regulatory and competitive environment. The future of the FAP program is uncertain. There can be no assurance that the Company will be able to address the FDA concerns or that the FDA will ever approve the NDA for FAP. The Company is currently focusing its development of Aptosyn(TM) and CP461 in various cancer indications.

         On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held company with no continuing operations which, subsequent to the transaction, became a subsidiary of CPI), in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million. In October 1999, the Company issued 1.555 million shares of Common Stock for net proceeds of approximately $13.5 million. During the year ended December 31, 2000, the Company received approximately $23.1 million from the issuance of 3.2 million shares of Common Stock and approximately $20.8 million primarily from the exercise of previously issued Common Stock warrants and options. The Common Stock outstanding as of March 31, 2001 was 31.1 million shares.

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

         The Company has not received any revenue from the sale of its products, and none of its product candidates has been approved for marketing. The Company does not anticipate that the revenues to the Company under the Nilandron Agreement will be material. The Company's income has been limited to interest income from investments and revenues from the Nilandron Agreement beginning in the fourth quarter of 2000, and its primary source of capital has been the sale of its equity securities, including the transaction with Tseng. Net losses for the years ended December 31, 2000 and 1999 were $26,916,808 and $19,633,722, respectively. As of March 31, 2001, CPI's accumulated deficit was $96,647,169 and its unrestricted cash, cash equivalents and short-term investments were $44,150,898. The Company anticipates that it will continue to incur additional operating losses for the next several years and that it will need to raise additional capital to sustain its operations. There can be no assurance that any of its product candidates will be approved for marketing, that profitability will be attained or, if profitability is achieved, that the Company will remain profitable on a quarterly or annual basis in the future. The Company's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000. Revenues related to the Nilandron Agreement were $316,973 for the three months ended March 31, 2001. The Company began promoting Nilandron(R) to urologists in September 2000.

         Total expenses for the three months ended March 31, 2001 were $5,724,846, a decrease of $1,286,327 or 18.3% from the same period in 2000. Research and development ("R&D") expenses were $3,782,214, a decrease of $1,597,748 or 29.7%, from the same period in 2000. This decrease was primarily the result of a non-cash charge of $620,555 recorded in the three months ended March 31, 2000, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, related to the estimated value of stock options granted to scientific advisory board members, based on the Company's stock price at March 31, 2000, which had increased substantially during the first three months of 2000. Also, in the three months ended March 31, 2000, purchases of raw materials were made to produce Aptosyn(TM), the Company's lead drug candidate, for clinical and commercial purposes. Also contributing to the decrease in R&D expenses was a reduction in clinical expenses in the three months ended March 31, 2001 from the same period in 2000. Selling, general and administrative expenses were $1,942,632 for the three months ended March 31, 2001, an increase of $311,421 or 19.1%, from the same period in 2000. This increase was primarily due to sales and marketing expenses related to the promotion of Nilandron(R) in the first quarter of 2001.

         Interest income was $641,006, net of interest expense of $26,245, for the three months ended March 31, 2001, an increase of $166,805 or 35.2% from the same period in 2000 primarily due to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         CPI has financed its operations since inception primarily with the net proceeds received from the sale of equity securities, including the transaction with Tseng. Financing activities have generated net proceeds of approximately $140.4 million from inception through March 31, 2001.

         At March 31, 2001, the Company had cash, cash equivalents and short-term investments of approximately $44.2 million. The Company's cash, cash equivalents, and short term investments decreased by $5.4 million from December 31, 2000. This decrease was primarily the result of the net loss of $4.8 million for the three months ended March 31, 2001 and cash used for up front payments due under a contractual agreement related to the initiation of a clinical trial in non-small cell lung cancer. During the first quarter of 2001, a portion of the Company's excess cash was invested in U.S. government securities with an original maturity in excess of three months, thereby requiring such investments to be classified as short-term investments.

         CPI invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government securities. The Company has $685,469 in a restricted account pledged for a security deposit under the lease of its Horsham, Pennsylvania facility, and as security to a letter of credit for a portion of a software lease commitment.

         CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten - year lease which expires in 2008 and which contains two five - year renewal options. The Company believes its facilities will be adequate for the foreseeable future.

         In February and March of 1999, five different groups of stockholders filed class actions in the United States District Court in Philadelphia against the Company and certain of its officers and directors alleging violations of
Section 11 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. (See Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report.) The Company denies any allegations of wrongdoing and intends to vigorously defend the litigation.

         On March 13, 2001, two stockholders filed a class action in the United States District Court in Philadelphia against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint was filed on behalf of persons who purchased our securities from October 27, 1999 through September 22, 2000. Nine identical complaints on behalf of other stockholders have subsequently been filed. The complaints allege that the Company made false and misleading statements about the Company's drug candidate, exisulind. The Company denies any allegations of wrongdoing and intends to vigorously defend the litigation.

         CPI anticipates that annual expenditures for preclinical studies, clinical trials, product development, research, selling and marketing, and general and administrative expenses will increase significantly in future years. CPI anticipates that it will need to raise additional capital. There can be no assurance that the Company will be able to successfully complete the clinical development of Aptosyn(TM) for any indication, that the FDA will grant approval with respect to any indication within the time frame expected, if at all, or that the other developments or expansions in the Company's research, development and commercialization programs will ultimately lead to revenues for the Company.

         CPI cannot predict the date of its first product approval, if any, the rate of revenue generated from initial product sales, if achieved, or the level of expense which may be associated with such initial product sales. The Company anticipates that it will require additional financing in the future to continue its research and development programs. Until such time as the Company is able to generate sufficient revenue from product sales, if ever, CPI plans to finance its anticipated growth and development largely through equity or debt financing and/or strategic or corporate alliances. CPI believes, based on its current operating plans, that its existing cash, cash equivalents and short term investments balance of approximately $44.2 million as of March 31, 2001, together with interest earned on these balances, will provide sufficient working capital to sustain operations into the second half of 2002. However, there can be no assurance that the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs as well as from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to CPI, if at all. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants. Corporate alliances would generally require the Company to give up certain marketing rights or other rights to its potential products and technology. If additional funds should be needed but are not available, the Company may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by CPI to raise capital on acceptable terms if and when needed would have a material adverse effect on CPI's business, financial condition and results of operations.

INFLATION

         The Company does not believe that inflation has had any significant impact on its business to date.

INCOME TAXES

         As of March 31, 2001, CPI has net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets that will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of SFAS No. 109, "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of March 31, 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which must be adopted by the Company in the year ending December 31, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement will have no impact on the Company's financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

           The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than nine months to ensure principal preservation. As of March 31, 2001 and 2000, the Company was primarily invested in U.S. Government securities and money market funds, which were classified as cash, cash equivalents and short term investments in the Company's financial statements. The investments had principal (or notional) amounts of $44,150,898 and $41,909,432, respectively, which were equal to their fair value, average interest rates of 4.7% and 5.1%, respectively, and maturities of less than one year.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information set forth in Note 4 to the notes to the Company's condensed consolidated financial statements included herein is hereby incorporated by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following is a list of exhibits filed as part of the Form 10-Q.

         None.

(b) There were no reports on Form 8-K filed during the quarter ending March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CELL PATHWAYS, INC.

Dated: May 2, 2001                          By:  /s/ Robert J. Towarnicki
                                            ------------------------------------
                                            Robert J. Towarnicki

                                            Chairman; President; Chief Executive
                                            Officer and Director (Principal
                                            Executive Officer)



Dated: May 2, 2001                          By:  /s/ Brian J. Hayden
                                            Brian J. Hayden
                                            ------------------------------------
                                            Chief Financial Officer; Vice
                                            President - Finance and Treasurer
                                            (Principal Financial and Accounting
                                            Officer)