Form 10-Q
period 2001-06-30
CELL PATHWAYS INC /DE
filed 2001-08-10
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2001 or

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


                    Yes      /X/              No / /


At July 31, 2001 there were 31,120,098 shares of Common Stock, par value $0.01 per share, outstanding.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001


PART 1        FINANCIAL INFORMATION (UNAUDITED)                                  Page
                                                                                 ----
    Item 1    Financial Statements:

              Consolidated Balance Sheets as of June 30, 2001
              and December 31, 2000 ........................................      3

              Consolidated Statements of Operations for the three
              and six months ended June 30, 2001 and 2000 and for the period
              from inception (August 10, 1990) to June 30, 2001 ............      4

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 2001 and 2000 and for the period
              from inception (August 10, 1990) to June 30, 2001 ............     5 - 6

              Notes to Consolidated Financial Statements ...................     7 - 8

    Item 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ....................................     9 - 13

    Item 3    Quantitative and Qualitative Disclosures about Market Risk ...     13

PART II       OTHER INFORMATION

    Item 1    Legal Proceedings ............................................     13

    Item 2    Change in Securities and Use of Proceeds .....................     13

    Item 4    Submission of Matters to a Vote of Security Holders ..........     14

    Item 6    Exhibits and Reports on Form 8-K .............................     14

              Signatures ...................................................     15

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                        JUNE 30,         DECEMBER 31,
                                                                         2001               2000
                                                                     -------------      -------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................     $  10,036,743      $  49,528,407
  Short term investments .......................................        28,510,409                 --
  Accounts receivable...........................................                --            329,694
  Prepaid expenses and other ...................................         1,511,310          1,328,535
                                                                     -------------      -------------
        Total current assets ...................................        40,058,462         51,186,636

EQUIPMENT, FURNITURE and LEASEHOLD IMPROVEMENTS ................         1,116,206          1,183,287
RESTRICTED CASH.................................................           458,644            676,216
NOTES RECEIVABLE FROM OFFICERS..................................           768,853            642,256
OTHER ASSETS ...................................................           360,505            393,198
                                                                     -------------      -------------
                                                                     $  42,762,670      $  54,081,593
                                                                     =============      =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of note payable ..............................     $     259,083      $     241,915
  Current installments of obligation under capital lease .......            36,300             38,218
  Accounts payable .............................................           647,113          1,033,202
  Accrued compensation .........................................           557,072            256,565
  Other accrued liabilities ....................................         1,584,078          3,424,983
                                                                     -------------      -------------
        Total current liabilities ..............................         3,083,646          4,994,883
                                                                     -------------      -------------

LONG TERM LIABILITIES:
  Note payable....................................................         323,821            457,800
  Obligation under capital lease, excluding current portion ......          89,382                 --
                                                                     -------------      -------------
        Total liabilities.........................................       3,496,849          5,452,683

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 and 5,000,000 shares
    authorized, none issued and outstanding ......................              --                 --
  Common Stock, $.01 par value, 150,000,000 and 70,000,000 shares authorized; 31,102,154 and 31,073,457 shares issued and
    outstanding ..................................................         311,021            310,734
  Additional paid-in capital .....................................     140,516,483        140,235,478
  Stock subscription receivable from issuance of Common Stock ....         (37,000)           (37,000)
  Deficit accumulated during the development stage ...............    (101,524,683)       (91,880,302)
                                                                     -------------      -------------
        Total stockholders' equity ...............................      39,265,821         48,628,910
                                                                     -------------      -------------
                                                                     $  42,762,670      $  54,081,593
                                                                     =============      =============


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                                                                      PERIOD FROM
                                                                                                                       INCEPTION
                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED            (AUGUST 10, 1990)
                                                      JUNE 30,                              JUNE 30,                       TO
                                           -------------------------------      --------------------------------
                                                2001             2000                2001               2000          JUNE 30, 2001
                                           ------------     --------------      -------------      -------------      -------------

REVENUES ............................     $          --      $          --      $     316,973      $          --      $     646,667

EXPENSES:
   Research and development .........         3,415,882          5,237,800          7,198,096         10,617,762         82,839,089
   Selling, general and .............         1,920,761          2,455,667          3,863,393          4,086,878         25,785,182
                                          -------------      -------------      -------------      -------------      -------------
administrative
     Operating Loss .................        (5,336,643)        (7,693,467)       (10,744,516)       (14,704,640)      (107,977,604)
INTEREST INCOME, Net ................           459,129            539,756          1,100,135          1,013,957          6,452,921
                                          -------------      -------------      -------------      -------------      -------------
NET LOSS ............................     $  (4,877,514)     $  (7,153,711)     $  (9,644,381)     $ (13,690,683)     $(101,524,683)
                                          =============      =============      =============      =============      =============

Basic and diluted net loss per ......     $       (0.16)     $       (0.26)     $       (0.31)     $       (0.50)
                                          =============      =============      =============      =============
Common Share
Shares used in computing basic and
   diluted net loss per Common Share         31,100,945         27,569,399         31,095,422         27,125,820
                                          =============      =============      =============      =============



The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                          PERIOD FROM
                                                                                           INCEPTION
                                                             SIX MONTHS ENDED           (AUGUST 10, 1990)
                                                                 JUNE 30,                      TO
                                                    --------------------------------
                                                       2001               2000            JUNE 30, 2001
                                                    -------------      -------------      -------------
OPERATING ACTIVITIES:
  Net loss ....................................     $  (9,644,381)     $ (13,690,683)     $(101,524,683)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization expense .......           264,153            387,738          2,010,857
  Issuance of Common Stock for services .......                --                 --             48,578
  rendered
  Issuance of Common Stock options for ........           169,035            483,654            432,962
   services rendered
  Provision for redemption of Redeemable
   Preferred Stock ............................                --                 --          1,017,387
  Write-off of deferred offering costs ........                --                 --            469,515
  Increase in short term investments ..........          (274,091)                --           (274,091)
  Decrease in accounts receivable .............           329,694                 --                 --
  Other .......................................                --                 --             68,399
  Increase in prepaid expenses and other ......          (182,775)          (638,528)        (1,192,684)
  current assets
  Increase in other assets ....................            32,693            (65,764)          (209,738)
  Increase (decrease) in accounts payable and
   accrued liabilities ........................        (1,926,487)           218,536            167,272
                                                    -------------      -------------      -------------
    Net cash flows used in operating activities       (11,232,159)       (13,305,047)       (98,986,226)
                                                    -------------      -------------      -------------
INVESTING ACTIVITIES:
  Purchase of equipment, furniture and
   leasehold improvements .....................           (71,390)          (380,697)        (5,479,530)
  Sale of leasehold improvements ..............                --                 --          3,000,000
  Increase in notes receivable from officers ..          (126,597)                --           (768,853)
  Cash paid for deposits ......................                --            (24,673)           (50,767)
  Purchase of short term investments ..........       (28,236,318)                --        (28,236,318)
                                                    -------------      -------------      -------------
   Net cash flows used in investing activities        (28,434,305)          (405,370)       (31,535,468)
                                                    -------------      -------------      -------------
FINANCING ACTIVITIES:
  Proceeds from the issuance of Common Stock,
   net of related offering costs ..............                --                 --         36,700,249
  Proceeds from the exercise of Series E, F,
   G,  and Common Stock warrants to purchase
   stock ......................................                --         15,166,544         19,966,894
  Proceeds from the issuance of Common Stock
   under the Employee Stock Purchase Plan .....            88,505            159,685            606,276
  Proceeds from issuance of Convertible
   Preferred Stock, net of related offering
   costs ......................................                --                 --         47,185,046
  Proceeds from the transaction with Tseng
   Labs, Inc. .................................                --                 --         27,966,372
  Proceeds from the exercise of options to
   purchase Common Stock ......................            23,752          1,924,813          2,763,781
  Decrease in shareholder receivable ..........                --                 --             23,626
  Redemption of Redeemable Preferred Stock ....                --                 --           (546,051)
  Proceeds from bridge loan ...................                --                 --            791,000
  Partner cash contributions ..................                --                 --          5,312,355
  (Increase) decrease in restricted cash ......           217,572            (17,236)          (458,644)
  Principal payments under capital lease
   obligations ................................           (38,218)           (68,862)          (335,371)
  Proceeds from borrowings ....................                --                 --            950,000
  Repayment of borrowings .....................          (116,811)                --           (367,096)
                                                    -------------      -------------      -------------
   Net cash flows provided by financing
     activities ...............................           174,800         17,164,944        140,558,437
                                                    -------------      -------------      -------------
  Net increase (decrease) in cash and cash ....       (39,491,664)         3,454,527         10,036,743
   equivalents
  CASH AND CASH EQUIVALENTS, beginning of
   period .....................................        49,528,407         32,013,118                 --
                                                    -------------      -------------      -------------
  CASH AND CASH EQUIVALENTS, end of period ....     $  10,036,743      $  35,467,645      $  10,036,743
                                                    =============      =============      =============


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)


                                                                      PERIOD FROM
                                                                       INCEPTION
                                                 SIX MONTHS ENDED   (AUGUST 10, 1990)
                                                      JUNE 30,             TO
                                                 ----------------
                                                  2001       2000     JUNE 30, 2001
                                                 -----     ------   ---------------
SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES:
Accrual of leasehold improvements payable ..     $  --     $   --     $   848,000
                                                 =====     ======     ===========
Accrual of deferred offering costs .........     $  --     $   --     $   441,375
                                                 =====     ======     ===========
Conversion of partners' investment to ......     $  --     $   --     $ 5,312,355
                                                 =====     ======     ===========
 Preferred Stock
Conversion of bridge loan to Convertible
 Preferred Stock ...........................     $  --     $   --     $   791,000
                                                 =====     ======     ===========
Conversion of Convertible Preferred Stock
 for Common Stock ..........................     $  --     $   --     $53,766,991
                                                 =====     ======     ===========
Issuance of Convertible Preferred Stock to
 investment advisors .......................     $  --     $--        $   540,742
                                                 =====     ======     ===========
Issuance of Common Stock as payment of
 management bonus ..........................     $  --     $   --     $    59,200
                                                 =====     ======     ===========
Redemption of Redeemable Preferred Stock for
 Common Stock ..............................     $  --     $   --     $   545,949
                                                 =====     ======     ===========
Sale of Common Stock in exchange for stock
 subscription receivable ...................     $  --     $   --     $    37,000
                                                 =====     ======     ===========
Sale of Convertible Preferred Stock in
 exchange for stock subscription receivable      $  --     $   --     $    23,626
                                                 =====     ======     ===========
Issuance of Common Stock as payment for
 accounts payable ..........................     $  --     $   --     $    48,578
                                                 =====     ======     ===========


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Company" is used herein to signify the successor and/or the predecessor corporations.

         The Company is a development stage pharmaceutical company focused on the research, development and future commercialization of products to prevent and treat cancer. The Company has not generated any revenues from the sale of its products to date, nor is there any assurance of any future product revenues from the development of its products. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings and corporate alliances. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all. The Company will continue to be considered in the development stage until such time as it generates significant revenues from its principal operations. As of June 30, 2001, the Company had a deficit accumulated during the developmental stage of $101,524,683.

         On November 3, 1998, the Company completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held company with no continuing operations) in which the Company issued to Tseng stockholders approximately 5.5 million shares of the Company's Common Stock and received net proceeds of approximately $26.4 million. The accompanying consolidated financial statements include the accounts of the Company from inception (August 10, 1990) and the accounts of Tseng after November 3, 1998.

         In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron Agreement") with Aventis Pharmaceuticals, Inc. to market Nilandron(R) (nilutamide) to urologists in the United States and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market and promote Nilandron(R) in September 2000 through the use of a dedicated third-party sales force. Under the terms of the Nilandron Agreement, the Company is responsible for all marketing and promotion expenses and will receive a percentage of the gross margin on sales in excess of a pre-established gross margin threshold. The Company does not anticipate that the revenues, if any, to the Company under the Nilandron Agreement will be material.

Basis of Presentation

         The unaudited condensed consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results may not be indicative of the results that may be expected for the year. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

2.       SHORT TERM INVESTMENTS

         The Company invests in U.S. Government securities. Securities with a maturity greater than three months at the time of purchase are considered to be investments. The investments are classified as held-to-maturity and are stated at amortized cost. The carrying amount of the investments approximates fair value due to their short maturity.

3.       BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company provides basic and diluted net loss per Common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per Common share. "Basic" net loss per Common share equals net loss divided by the weighted average Common shares outstanding during the period. "Diluted" net loss per Common share equals net loss divided by the sum of the weighted average Common shares outstanding during the period plus Common Stock equivalents. The Company's basic and diluted net loss per share amounts are the same since the assumed exercise of stock options and warrants are anti-dilutive. The amount of Common Stock equivalents excluded from the calculation are options and warrants to purchase 7,947,062 and 2,561,299 shares of Common Stock as of June 30, 2001 and 2000, respectively.

4.       LITIGATION

         In February and March of 1999, five stockholder class actions were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. The complaints alleged that the Company made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate which had the effect of artificially inflating the price of the Company's Common Stock. These actions were consolidated into one action, and a consolidated amended complaint was filed in late June 1999 asserting a class period extending from October 7, 1998 to February 2, 1999. On June 7, 2001, the Company reached an agreement in principle settling all claims arising from this lawsuit. The settlement amount, $3.75 million, will be funded by the Company's insurance carrier. This settlement is still subject to the execution of a final agreement and court approval, after which notice and an opportunity to object must be furnished to the class. There is no assurance that the settlement will be approved or completed in a timely fashion or at all.

         In March, April and May of 2001, eleven additional stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The lawsuits allege that the Company and its officers made false and misleading statements about the Company's lead drug candidate which caused artificial inflation of the Company's stock price. The class includes investors who purchased the Company's stock between October 27, 1999 and September 22, 2000, when the Company announced that the FDA had informed the Company that it would be receiving a "not approvable" letter for its new drug application for its leading drug candidate. The litigation is in very preliminary stages. In May 2001, the individual class actions were consolidated. By court order dated July 27, 2001, lead plaintiffs and their counsels have been appointed in the consolidated action. The Company denies any allegations of wrongdoing and intends to vigorously defend the litigation. There is no assurance that the Company will be successful in its defense or that insurance will be adequate or available to permit a settlement or fund any judgment in this action.

         On August 2, 2001, the Commmonwealth Court of Pennsylvania issued an Order to stay proceedings and actions for 180 days in certain cases involving parties insured by Reliance Insurance Company in connection with that Court's responsibility for supervisory authority over the rehabilitation of Reliance Insurance Company. In the Order, the Commonwealth Court has requested that federal courts extend the stay to cases in the federal courts. Included in the list of stayed actions, are two cases which the Company believes are intended to be the class action securities litigations against the Company which are described in the immediately preceding two paragraphs.

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

         Certain statements in this report, and oral statements made in respect of this report, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors, the absence of approved products; history of operating losses and the need for further financing; early stage of development; the costs, delays and uncertainties inherent in scientific research, basic pharmaceutical research, drug development, clinical trials and the regulatory approval process, with respect to both our current product candidates and our future product candidates, if any; dependence on the development, approval and market acceptance of one or more of our product candidates for one or more significant disease indications; limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; the risks that clinical studies are not positive or even if positive do not result in safety and efficacy necessary to obtain regulatory approvals; the risks of conducting clinical trials of our drugs in combination with other drug therapies; uncertainty of obtaining regulatory approval of any compound for any disease indication; uncertainty and adversity arising from the action of the U.S. Food and Drug Administration in issuing a "not approvable" letter with respect to the New Drug Application submitted for Aptosyn(TM) (exisulind) for familial adenomatous polyposis; the timing and scope of any approval which might be received, or any failure to receive approval, for any compound for any indication in the future whether due to the adequacy of the development programs, changing regulatory requirements or otherwise: the volatility of the market price of our Common Stock; acceptance of any product candidates by physicians and providers of healthcare reimbursement; the actions of competitors; the pace of technological changes in the biopharmaceutical industry; dependence upon third parties; the validity, scope and enforceability of patents; the risk of our pending class action securities litigations; potential product liability claims; and availability and adequacy of insurance.

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

OVERVIEW

         Cell Pathways, Inc. is a development stage pharmaceutical company focused on the research, development and commercialization of products to prevent and treat cancer. From the inception of the Company's business in 1990, operating activities have related primarily to conducting research and development, raising capital and recruiting personnel. The Company's initial investigational new drug application ("IND") was filed with the Food and Drug Administration ("FDA") in December 1993 for human clinical trials of the Company's first product candidate, Aptosyn(TM). The Company filed an IND for its second product candidate, CP461, in December 1998. In August 1999, the Company submitted to the FDA a new drug application ("NDA") for Aptosyn(TM) for familial adenomatous polyposis ("FAP"), an indication for which the Company had received orphan drug designation. In September 2000, the FDA issued a "not approvable" letter for the FAP indication. While the Company continues to evaluate the FAP program, including the regulatory and competitive environment, the Company currently is focusing its development resources on Aptosyn(TM) and CP461 in various cancer indications rather than precancerous indications. The future of the FAP program is uncertain. There can be no assurance that the FDA will ever approve an NDA for FAP.

         On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held company with no continuing operations which, subsequent to the transaction, became a subsidiary of CPI), in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million. In October 1999, in a private placement of stock, the Company issued 1.555 million shares of Common Stock for net proceeds of approximately $13.5 million. During the year ended December 31, 2000, the Company received approximately $23.1 million from the issuance of 3.2 million shares of Common Stock in a private placement of stock and approximately $20.8 million primarily from the exercise of previously issued Common Stock warrants and options. The Company's Common Stock outstanding at June 30, 2001 was 31.1 million shares.

         In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron Agreement") with Aventis Pharmaceuticals, Inc. to market Nilandron(R) (nilutamide) to urologists in the United States and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to promote Nilandron(R) in September of 2000 through the use of a dedicated third-party contract sales force. Under the terms of the Nilandron Agreement, Cell Pathways is responsible for all marketing and promotion expenses and receives a percentage of the gross margin on sales in excess of a pre-established gross margin threshold. The Company does not anticipate that the revenues, if any, to the Company under the Nilandron Agreement will be material.

         The Company has not received any revenue from the sale of its products, and none of its product candidates has been approved for marketing. The Company's income has been limited to interest income from investments and revenues from the Nilandron Agreement beginning in the fourth quarter of 2000 and in the first six months of 2001, and its primary source of capital has been the sale of its equity securities, including the transaction with Tseng. Net losses for the years ended December 31, 2000 and 1999 were $26,916,808 and $19,633,722, respectively and net loss for the six months ended June 30, 2001 was $9,644,381. As of June 30, 2001, CPI's accumulated deficit was $101,524,683 and its unrestricted cash, cash equivalents and short term investments were $38,547,152. The Company anticipates that it will continue to incur additional operating losses for the next several years and that it will need to raise additional capital to sustain its operations. There can be no assurance that any of its product candidates will be approved for marketing, that profitability will be attained or, if profitability is achieved, that the Company will remain profitable on a quarterly or annual basis in the future. The Company's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.


RESULTS OF OPERATIONS

         Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000. The Company did not receive revenues related to the Nilandron Agreement in the three months ended June 30, 2001 and 2000. The Company began promoting Nilandron(R) in accordance with this agreement in September 2000.
The Company does not anticipate that the revenues, if any, to the Company under the Nilandron Agreement will be material.

         Total expenses for the three months ended June 30, 2001 were $5,336,643, a decrease of $2,356,824 or 30.6% from the same period in 2000. Research and development expenses for the three months ended June 30, 2001 were $3,415,882, a decrease of $1,821,918 or 34.8% from the three months ended June 30, 2000. This decrease was primarily due to a reduction in the second quarter of 2001 of purchases of raw material of Apotsyn(TM) and a reduction in clinical development expenses from the same period in 2000. Selling, general and administrative expenses were $1,920,761 for the three months ended June 30, 2001, a decrease of $534,906 or 21.8%, from the same period in 2000. This decrease was primarily due to a reduction in marketing related expenses in the second quarter of 2001 versus the same period in 2000, offset partially by expenses related to the promotion of Nilandron(R) in the second quarter of 2001.

         Interest income, net of interest expense, was $459,129 for the three months ended June 30, 2001, a decrease of $80,627 or 14.9% from the same period of 2000, primarily due to lower interest rates.

         Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000. Revenues from the Nilandron Agreement were $316,973 for the six months ended June 30, 2001. There were no revenues from this agreement in the six months ended June 30, 2000 since the agreement was initiated in July 2000 and promotion began in September 2000. The Company does not anticipate that the revenues, if any, to the Company under the Nilandron Agreement will be material.

         Total expenses for the six months ended June 30, 2001 were $11,061,489, a decrease of $3,643,151 or 24.8% from the same period in 2000. Research and development expenses for the six months ended June 30, 2001 were $7,198,096, a decrease of $3,419,666 or 32.2%, from the six months ended June 30, 2000. This decrease was primarily due to a reduction in the first six months of 2001 of purchases of raw material of Apotsyn(TM) and a reduction in clinical development expenses from the same period in 2000. Selling, general and administrative expenses were $3,863,393 for the six months ended June 30, 2001, a decrease of $223,485 or 5.5%, from the same period in 2000. This decrease was primarily due to a reduction in marketing related expenses in the first six months of 2001 versus the same period in 2000, offset partially by expenses related to the promotion of Nilandron(R) in the first six months of 2001.

         Interest income, net of interest expense, was $1,100,135 for the six months ended June 30, 2001, an increase of $86,178 or 8.5% from the same period of 2000, primarily due to higher average cash balances, offset partially by lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         CPI has financed its operations since inception primarily with the net proceeds received from private placements of equity securities and the transaction with Tseng. Financing activities have generated net proceeds of $140.6 million from inception through June 30, 2001.

         At June 30, 2001, the Company had cash, cash equivalents, and short term investments of $38,547,152, a decrease of $10,981,255 from the comparable balances at December 31, 2000. This decrease was primarily the result of cash used to finance the net loss of $9.6 million in the first six months of 2001 and the payment of outstanding liabilities. During the six months ended June 30, 2001 the Company used cash to acquire $71,390 in equipment, furniture and leasehold improvements and for loans to officers which increased by $126,598. Cash was provided from financing activities was $174,800 during this period due primarily to a reduction in restricted cash balances and from proceeds from the issuance of Common Stock as part of the employee stock purchase plan.

         Included in prepaid expenses as of June 30, 2001 is a balance of $725,585 related to advance payments made in 2000 for anticipated manufacturing expenses for Aptosyn(TM). Due to reductions in the manufacturing plan for Aptosyn(TM), this amount, plus interest, was refunded to the Company in July 2001.

          CPI invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government securities. The Company has $458,644 in a restricted account pledged as security for a security deposit under the lease of its Horsham, Pennsylvania facility. In the first six months of 2001, a portion of the Company's excess cash was invested in U.S. government securities with original maturities excess of three months, thereby requiring such investments to be classified as short term investments.

         CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten-year lease which expires in 2008 and which contains two five-year renewal options. The Company believes its facilities will be adequate for the foreseeable future.

         In February and March of 1999, five stockholder class actions were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. The complaints alleged that the Company made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate. These actions were consolidated into one action. On June 7, 2001, the Company reached an agreement in principle settling all claims arising from this lawsuit. The settlement amount, $3.75 million, will be funded by the Company's insurance carrier. This settlement is still subject to the execution of a final agreement and court approval, after which notice and an opportunity to object must be furnished to the class. There is no assurance that the settlement will be approved or completed in a timely fashion or at all.

         In March, April and May of 2001, eleven additional stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The lawsuits allege that the Company and its officers made false and misleading statements. The class includes investors who purchased the Company's stock between October 27, 1999 and September 22, 2000, when the Company announced that the FDA had informed the company that it would be receiving a "not approvable" letter for its new drug application for its leading drug candidate. The litigation is in very preliminary stages. In May 2001, the individual class actions were consolidated. The Company denies any allegations of wrongdoing and intends to vigorously defend the litigation. There is no assurance that the Company will be successful in its defense or that insurance will be adequate or available to permit a settlement or fund any judgment in this action.

         CPI anticipates that quarterly and annual expenditures for preclinical studies, clinical trials, product development, research, selling, marketing and general and administrative expenses will increase significantly in future years. CPI anticipates that it will need to raise additional capital. There can be no assurance that the Company will be able to successfully complete the clinical development of Aptosyn(TM) or CP461 for any indication, that the FDA will grant approval with respect to any indication within the time frame expected, if at all, or that the other developments or expansions in the Company's research, development and commercialization programs will ultimately lead to revenues for the Company.

         CPI cannot predict the date of its first product approval, if any, the rate of revenue generated from initial product sales, if achieved, or the level of expense which may be associated with such initial product sales. The Company anticipates that it will require additional financing in the future to continue its research and development programs. Until such time as the Company is able to generate sufficient revenue from product sales, if ever, CPI plans to finance its anticipated growth and development largely through equity or debt financing and/or strategic or corporate alliances. CPI believes, based on its current operating plans, that its existing cash, cash equivalents and short term investments balance of approximately $38.5 million as of June 30, 2001, together with interest earned on these balances, will provide sufficient working capital to sustain operations into the first half of 2003. However, there can be no assurance that the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs as well as from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to CPI, if at all. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants. Corporate alliances would generally require the Company to give up certain marketing rights or other rights to its potential products and technology. If additional funds should be needed but are not available, the Company may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by CPI to raise capital on acceptable terms if and when needed would have a material adverse effect on CPI's business, financial condition and results of operations.

INFLATION
         The Company does not believe that inflation has had any significant impact on its business to date.

INCOME TAXES

         As of June 30, 2001, CPI has net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets that will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of June 30, 2001. (Also see Note 12 of notes to consolidated financial statements in the Company's annual report on Form 10-K.)

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

           The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than eleven months to ensure principal preservation. As of June 30, 2001 and 2000, the Company was primarily invested in U.S. Government securities and money market funds, which were classified as cash, cash equivalents and short term investments in the Company's financial statements. The investments had principal (or notional) amounts of $38,547,152 and $36,731,934, respectively, which were equal to their fair value, average interest rates of 3.9% and 5.4%, respectively, and maturities of less than one year.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information set forth in Footnote 4 to the notes to the Company's consolidated financial statements included herein is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on May 30, 2001, the following matters were submitted to a vote of security holders:

         a) Three directors were elected for terms of three years each, as follows:

                                                Votes             Votes            Votes         % of Outstanding
          Director                               FOR             AGAINST          WITHHELD          Voting FOR
          --------                               ---             -------          --------       -------------

          Judith A. Hemberger Ph.D.           26,419,341             --            812,066            97.02%

          Robert  J. Towarnicki               26,337,820             --            893,587            96.72%

          Rifat Pamukcu, M. D.                26,788,199             --            443,208            98.38%


         b) Ratification of the selection of Arthur Andersen LLP as independent auditors of the Company for 2001.

         The stockholders ratified the selection of Arthur Andersen LLP as independent auditors of the Company by a vote of 26,997,786 in favor, 183,003 against and 50,618 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      None.

(b) There were no reports on Form 8-K filed during the quarter ending June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CELL PATHWAYS, INC.

Dated: August 9, 2001                       By:  /s/ Robert J. Towarnicki
                                            ------------------------------------
                                            Robert J. Towarnicki

                                            Chairman, President, Chief Executive
                                            Officer and Director (Principal
                                            Executive Officer)



Dated: August 9, 2001                       By:  /s/ Brian J. Hayden
                                            ------------------------------------
                                            Brian J. Hayden

                                            Chief Financial Officer; Vice
                                            President - Finance; Treasurer
                                            (Principal Financial and Accounting
                                            Officer)