Form 10-Q
period 2001-09-30
CELL PATHWAYS INC /DE
filed 2001-11-13
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2001 or

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

                 Yes    [X]                No [ ]

At November 1, 2001 there were 31,120,098 shares of Common Stock, par value $0.01 per share, outstanding.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                 Page
                                                                                 ----

PART 1     FINANCIAL INFORMATION (UNAUDITED)

   Item 1  Financial Statements:

           Consolidated Balance Sheets as of September 30, 2001
           and December 31, 2000...............................................     3

           Consolidated Statements of Operations for the three
           and nine months ended September 30, 2001 and 2000 and for the period
           from inception (August 10, 1990) to September 30, 2001..............     4

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2001 and 2000 and for the period
           from inception (August 10, 1990) to September 30, 2001..............   5-6

           Notes to Consolidated Financial Statements .........................   7-8

   Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................  9-13

   Item 3  Quantitative and Qualitative Disclosures about Market Risk..........    13

PART II    OTHER INFORMATION

   Item 1  Legal Proceedings...................................................    14

   Item 6  Exhibits and Reports on Form 8-K....................................    14

           Signatures..........................................................    15

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                                           2001                  2000
                                                                                      -------------         -------------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..................................................        $   8,394,876         $  49,528,407
  Short-term investments .....................................................           24,625,867                    --
  Accounts receivable ........................................................              306,808               329,694
  Prepaid expenses and other .................................................            1,161,935             1,328,535
                                                                                      -------------         -------------
        Total current assets .................................................           34,489,486            51,186,636

EQUIPMENT, FURNITURE and LEASEHOLD IMPROVEMENTS ..............................            1,006,074             1,183,287
RESTRICTED CASH ..............................................................              461,677               676,216
NOTES RECEIVABLE FROM OFFICERS ...............................................              901,218               642,256
OTHER ASSETS .................................................................              338,410               393,198
                                                                                      -------------         -------------
                                                                                      $  37,196,865         $  54,081,593
                                                                                      =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of note payable ............................................        $     268,120         $     241,915
  Current installments of obligation under capital lease .....................               39,675                38,218
  Accounts payable ...........................................................              229,601             1,033,202
  Accrued compensation .......................................................              669,788               256,565
  Other accrued liabilities ..................................................            2,635,079             3,424,983
                                                                                      -------------         -------------
        Total current liabilities ............................................            3,842,263             4,994,883
                                                                                      -------------         -------------
LONG TERM LIABILITIES:
  Note payable ...............................................................              253,305               457,800
  Obligation under capital lease, excluding current portion ..................               72,456                    --
                                                                                      -------------         -------------
        Total liabilities
                                                                                          4,168,024             5,452,683
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 and 5,000,000 shares authorized,
    None issued and outstanding ..............................................                   --                    --
  Common Stock, $.01 par value, 150,000,000 and 70,000,000 shares authorized;
    31,120,098 and 31,073,457 shares issued and outstanding ..................              311,201               310,734
  Additional paid-in capital .................................................          140,528,194           140,235,478
  Stock subscription receivable from issuance of Common Stock ................              (37,000)              (37,000)
  Deficit accumulated during the development stage ...........................         (107,773,554)          (91,880,302)
                                                                                      -------------         -------------
        Total stockholders' equity ...........................................           33,028,841            48,628,910
                                                                                      -------------         -------------
                                                                                      $  37,196,865         $  54,081,593
                                                                                      =============         =============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                                 PERIOD FROM
                                                   THREE MONTHS ENDED             NINE MONTHS ENDED               INCEPTION
                                                      SEPTEMBER 30,                   SEPTEMBER 30,           (AUGUST 10, 1990)
                                             -------------------------------------------------------------            TO
                                                 2001            2000             2001            2000       SEPTEMBER 30, 2001
                                             -------------   -------------   -------------   -------------   ------------------

REVENUES ..................................  $     306,808   $          --   $     623,781   $          --        $     953,475

EXPENSES:
  Research and development ................      5,210,684       5,909,609      12,408,780      16,527,371           88,049,773
  Selling, general and administrative .....      1,723,016       2,098,450       5,586,409       6,185,328           27,508,198
                                             -------------   -------------   -------------   -------------        -------------
    Operating loss ........................     (6,626,892)     (8,008,059)    (17,371,408)    (22,712,699)        (114,604,496)
INTEREST INCOME, net ......................        378,021         528,642       1,478,156       1,542,599            6,830,942
                                             -------------   -------------   -------------   -------------        -------------
NET LOSS ..................................  $ (6,248,871)   $  (7,479,417)  $ (15,893,252)  $ (21,170,100)       $(107,773,554)
                                             ============    =============   =============   =============        =============

Basic and diluted net loss per Common Share  $       (0.20)  $       (0.27)  $       (0.51)  $       (0.77)
                                             =============   =============   =============   =============

Shares used in computing basic and
  diluted net loss per Common Share .......     31,114,247      27,794,658      31,101,766      27,350,393
                                             =============   =============   =============   =============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                    PERIOD FROM
                                                                      NINE MONTHS ENDED              INCEPTION
                                                                         SEPTEMBER 30,            (AUGUST 10, 1990)
                                                              ---------------------------------          TO
                                                                  2001                 2000      SEPTEMBER 30, 2001
                                                              -------------       -------------  ------------------
OPERATING ACTIVITIES:
  Net loss .............................................      $ (15,893,252)      $ (21,170,100)      $(107,773,554)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization expense ................            415,611             590,751           2,162,315
  Issuance of Common Stock for services rendered .......                 --                  --              48,578
  Issuance of Common Stock options for services
   rendered ............................................             87,796             214,660             351,723
  Provision for redemption of Redeemable Preferred
   Stock ...............................................                 --                  --           1,017,387
  Write-off of deferred offering costs .................                 --                  --             469,515
  Increase in short term investments ...................           (346,527)                 --            (346,527)
  (Increase) decrease in accounts receivable ...........             22,886                  --            (306,808)
  Other ................................................                 --                  --              68,399
  (Increase) decrease in prepaid expenses and other
  current assets .......................................            166,600            (738,745)           (843,309)
  (Increase) decrease in other assets ..................             54,789            (190,598)           (185,569)
  Increase (decrease) in accounts payable and accrued
   liabilities .........................................         (1,180,282)           (385,922)            913,477
                                                              -------------       -------------       -------------
   Net cash flows used in operating activities .........        (16,672,379)        (21,679,954)       (104,424,373)
                                                              -------------       -------------       -------------
INVESTING ACTIVITIES:
  Purchase of equipment, furniture and leasehold
   improvements ........................................           (112,716)           (417,318)         (5,520,856)
  Sale of leasehold improvements .......................                 --                  --           3,000,000
  Increase in notes receivable from officers ...........           (258,963)                 --            (901,219)
  Cash paid for deposits ...............................                 --                  --             (52,840)
  Purchase of short term investments ...................        (24,279,340)                 --         (24,279,340)
                                                              -------------       -------------       -------------
  Net cash flows used in investing activities ..........        (24,651,019)           (417,318)        (27,754,255)
                                                              -------------       -------------       -------------
FINANCING ACTIVITIES:
  Proceeds from the issuance of Common Stock, net of
   related offering costs ..............................                 --                  --          36,700,249
  Proceeds from the exercise of Series E, F, G, and
   Common Stock warrants to purchase  stock ............                 --          18,445,050          19,966,894
  Proceeds from the issuance of Common Stock under the
   Employee Stock Purchase Plan ........................            181,635             346,651             699,406
  Proceeds from issuance of Convertible Preferred Stock,
   net of related offering costs .......................                 --                  --          47,185,046
  Proceeds from the transaction with Tseng Labs, Inc. ..                 --                  --          27,966,372
  Proceeds from the exercise of options to purchase
   Common Stock ........................................             23,752           2,016,608           2,763,781
  Decrease in shareholder receivable ...................                 --                  --              23,626
  Redemption of Redeemable Preferred Stock .............                 --                  --            (546,051)
  Proceeds from bridge loan ............................                 --                  --             791,000
  Partner cash contributions ...........................                 --                  --           5,312,355
  (Increase) decrease in restricted cash ...............            214,539             (26,888)           (461,677)
  Principal payments under capital lease obligations ...            (51,769)           (104,865)           (348,922)
  Proceeds from borrowings .............................                 --             800,000             950,000
  Repayment of borrowings ..............................           (178,290)            (63,095)           (428,575)
                                                              -------------       -------------       -------------
   Net cash flows provided by financing activities .....            189,867          21,413,461         140,573,504
                                                              -------------       -------------       -------------
  Net increase (decrease) in cash and ..................        (41,133,531)           (683,811)          8,394,876
  cash equivalents
 CASH AND CASH EQUIVALENTS, beginning of
   period ..............................................         49,528,407          32,013,118                  --
                                                              -------------       -------------       -------------
 CASH AND CASH EQUIVALENTS, end of period ..............      $   8,394,876       $  31,329,307       $   8,394,876
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

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)

                                                                                               PERIOD FROM
                                                                NINE MONTHS ENDED                INCEPTION
                                                                   SEPTEMBER 30,            (AUGUST 10, 1990)
                                                           --------------------------               TO
                                                              2001            2000         SEPTEMBER 30, 2001
                                                           ----------      ----------      ------------------
SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES:
Accrual of leasehold improvements payable ...........      $       --      $       --             $   848,000
                                                           ==========      ==========             ===========
Accrual of deferred offering costs ..................      $       --      $       --             $   441,375
                                                           ==========      ==========             ===========
Conversion of partners' investment to Preferred Stock      $       --      $       --             $ 5,312,355
                                                           ==========      ==========             ===========
Conversion of bridge loan to Convertible Preferred
  Stock .............................................      $       --      $       --             $   791,000
                                                           ==========      ==========             ===========
Conversion of Convertible Preferred Stock for
  Common Stock ......................................      $       --      $       --             $53,766,991
                                                           ==========      ==========             ===========
Issuance of Convertible Preferred Stock to investment
  advisors ..........................................      $       --      $       --             $   540,742
                                                           ==========      ==========             ===========
Issuance of Common Stock as payment of management
  bonus .............................................      $       --      $       --             $    59,200
                                                           ==========      ==========             ===========
Redemption of Redeemable Preferred Stock for
  Common Stock ......................................      $       --      $       --             $   545,949
                                                           ==========      ==========             ===========
Sale of Common Stock in exchange for stock
  subscription receivable ...........................      $       --      $       --             $    37,000
                                                           ==========      ==========             ===========
Sale of Convertible Preferred Stock in exchange for
  stock subscription receivable .....................      $       --      $       --             $    23,626
                                                           ==========      ==========             ===========
Issuance of Common Stock as payment for accounts
  payable ...........................................      $       --      $       --             $    48,578
                                                           ==========      ==========             ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

      Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Company" is used herein to signify the successor and/or the predecessor corporations.

      The Company is a development stage pharmaceutical company focused on the research, development and future commercialization of products to prevent and treat cancer. The Company has not generated any revenues from the sale of its products to date, nor is there any assurance of any future product revenues from the development of its products. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings and corporate alliances. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all. The Company will continue to be considered in the development stage until such time as it generates significant revenues from its principal operations. As of September 30, 2001, the Company had a deficit accumulated during the developmental stage of $107,773,554.

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

      In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron Agreement") with Aventis Pharmaceuticals, Inc. to market Nilandron(R) (nilutamide) to urologists in the United States and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market and promote Nilandron(R) in September 2000 through the use of a dedicated third-party sales force. Under the terms of the Nilandron Agreement, the Company is responsible for all marketing and promotion expenses and will receive a percentage of the gross margin on sales in excess of a pre-established gross margin threshold, if any. The Company does not anticipate that the revenues, if any, to the Company under the Nilandron Agreement will be material.

Basis of Presentation

      The unaudited consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results may not be indicative of the results that may be expected for the year. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

2.    SHORT TERM INVESTMENTS

      The Company invests in U.S. Government securities. Securities with maturity greater than three months at the time of purchase are considered to be investments. The investments are classified as held-to-maturity and are stated at amortized cost. The carrying amount of the investments approximates fair value due to their short maturity.

3.    BASIC AND DILUTED NET LOSS PER COMMON SHARE

      The Company provides basic and diluted net loss per Common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per Common share. "Basic" net loss per Common share equals net loss divided by the weighted average Common shares outstanding during the period. "Diluted" net loss per Common share equals net loss divided by the sum of the weighted average Common shares outstanding during the period plus Common Stock equivalents. The Company's basic and diluted net loss per share amounts are the same since the assumed exercise of stock options and warrants is anti-dilutive. The amount of Common Stock equivalents excluded from the calculation are options and warrants to purchase 7,826,534 and 2,429,088 shares of Common Stock as of September 30, 2001 and 2000, respectively.

4.    LITIGATION

      In February and March of 1999, five stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The complaints alleged that the Company made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate which had the effect of artificially inflating the price of the Company's Common Stock. These actions were consolidated into one action, and a consolidated amended complaint was filed in late June 1999 asserting a class period extending from October 7, 1998 to February 2, 1999. On June 7, 2001, the Company reached an agreement in principle settling all claims arising from this lawsuit. The settlement amount, $3.75 million, has been funded by the Company's primary insurance carrier. On September 4, 2001, the court preliminarily approved the settlement. Notice has been provided to the class and the period within which members of the class may elect to opt out or object to the settlement expired on November 5, 2001. This settlement is still subject to final court approval. There is no assurance that the settlement will be approved or completed in a timely fashion or at all.

      In March, April and May of 2001, eleven additional stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The lawsuits allege that the Company and its officers made false and misleading statements about the Company's lead drug candidate which caused artificial inflation of the Company's stock price. The class includes investors who purchased the Company's stock between October 27, 1999 and September 22, 2000, when the Company announced that the FDA had informed the Company that it would be receiving a "not approvable" letter for its new drug application for its leading drug candidate. The litigation is in very preliminary stages. In May 2001, the individual class actions were consolidated. By court order dated July 27, 2001, lead plaintiffs and their counsels have been appointed in the consolidated action. The plaintiffs filed an amended consolidated complaint on September 10, 2001. The Company denies any allegations of wrongdoing and intends to vigorously defend the litigation. There is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action.

      On October 3, 2001, the Commonwealth Court of Pennsylvania issued an order in liquidation in the Matter of M. Diane Kohen, Insurance Commissioner of the Commonwealth of Pennsylvania v. Reliance Insurance Company ("Reliance"), the Company's excess insurance carrier, with respect to claims asserted or related to claims asserted prior to August 2000. The order in liquidation terminated the rehabilitation of Reliance and found Reliance insolvent. There is no assurance that the Company will be able to recover any amounts covered by its policy with Reliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and, as of November 3, 1998, the successor to, a Delaware corporation of the same name. As the context requires, the "Company" or "CPI" is used herein to signify the successor and/or the predecessor corporations.

      Certain statements in this report, and oral statements made in respect of this report, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors; the absence of approved products; history of operating losses and the need for further financing; early stage of development; the costs, delays and uncertainties inherent in scientific research, basic pharmaceutical research, drug development, clinical trials and the regulatory approval process, with respect to both our current product candidates and our future product candidates, if any; dependence on the development, approval and market acceptance of one or more of our product candidates for one or more significant disease indications; the risk that the company does not conduct the clinical studies it may have planned to conduct or does not pursue development plans it may have planned to pursue; uncertainty that additional studies, if any, may not be positive; limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; uncertainty of obtaining regulatory approval of any compound for any disease indication whether due to adequacy of the development program, changing regulatory requirements or otherwise; the risks that clinical studies do not result in the safety and efficacy necessary to obtain regulatory approvals; the risks of conducting clinical trials of our drugs in combination with other drug therapies; the risks arising from the clinical hold to new accrual for our Phase III lung cancer study of Aptosyn(TM)(exisulind) in combination with Taxotere(R) ; the commercial risk and risk of liability in promoting Nilandron(R) (nilutamide) manufactured by Aventis Pharmaceuticals; the risk that the Company may enter into, or may fail to enter into, licensing, partnership or other collaborative arrangements which accord to other companies rights with respect to one or more company compounds or in which the company acquires new rights and obligations; the volatility of the market price of our common stock; our ability to sell securities registered under the shelf registration statement; acceptance of any product candidates by physicians and providers of healthcare reimbursement; the actions of competitors; the pace of technological changes in the biopharmaceutical industry; dependence upon third parties; the validity, scope and enforceability of patents; the risk of our pending class action securities litigations; potential product liability claims; and availability and adequacy of insurance.

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

OVERVIEW

      Cell Pathways, Inc. is a development stage pharmaceutical company focused on the research, development and commercialization of products to prevent and treat cancer. From the inception of the Company's business in 1990, operating activities have related primarily to conducting research and development, raising capital and recruiting personnel. The Company's initial investigational new drug application ("IND") was filed with the Food and Drug Administration ("FDA") in

December 1993 for human clinical trials of the Company's first product candidate, Aptosyn. The Company filed an IND for its second product candidate, CP461, in December 1998. In August 1999, the Company submitted to the FDA a new drug application ("NDA") for use of Aptosyn(R) in treating precancerous polyps in familial adenomatous polyposis, an orphan drug indication. In September 2000, the Company received a "not approvable" letter from the FDA for this NDA. The Company currently is focusing its development resources on Aptosyn(TM) and CP461 in various cancer indications. In March 2001, the Company initiated a Phase III randomized, placebo controlled, double-blind multi-center study in 600 patients with advanced non-small cell lung cancer ("NCSLC") refractory to standard platinum containing combination chemotherapy designed to evaluate Aptosyn(TM) in combination with Taxotere versus Taxotere alone. In early October 2001, the FDA put this study on clinical hold to new patient accrual pending completion of a planned interim safety analysis. Patients already enrolled on the protocol were allowed to continue treatment. Enrollment of new patients cannot resume until the planned interim safety analysis review is completed by the Independent Data and Safety Monitoring Board ("DSMB") and notification by the FDA to the Company that it may continue enrollment of the study. The DSMB has completed its review and recommended resuming accrual to the study. The clinical hold complete response including the DSMB's review and recommendation has been provided to the FDA. There can be no assurance that the FDA will lift the clinical hold. In the third quarter of 2001, the Company initiated Phase II studies of CP461 in various cancer indications.

      On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held company with no continuing operations which, subsequent to the transaction, became a subsidiary of CPI), in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million. In October 1999, in a private placement of stock, the Company issued 1.555 million shares of Common Stock for net proceeds of approximately $13.5 million. During the year ended December 31, 2000, the Company received approximately $23.1 million from the issuance of 3.2 million shares of Common Stock in a private placement of stock and approximately $20.8 million primarily from the exercise of previously issued Common Stock warrants and options. The Company's Common Stock outstanding at September 30, 2001 was 31.1 million shares.

      In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron Agreement") with Aventis Pharmaceuticals, Inc. to market Nilandron(R) (nilutamide) to urologists in the United States and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to promote Nilandron(R) in September of 2000 through the use of a dedicated third-party contract sales force. Under the terms of the Nilandron Agreement, Cell Pathways is responsible for all marketing and promotion expenses and receives a percentage of the gross margin on sales in excess of a pre-established gross margin threshold, if any. The Company does not anticipate that the revenues, if any, to the Company under the Nilandron Agreement will be material.

      The Company has not received any revenue from the sale of its products, and none of its product candidates has been approved for marketing. The Company's income has been limited to interest income from investments and revenues from the Nilandron Agreement beginning in the fourth quarter of 2000, and its primary source of capital has been the sale of its equity securities, including the transaction with Tseng. Net losses for the years ended December 31, 2000 and 1999 were $26,916,808 and $19,633,722, respectively and the net loss for the nine months ended September 30, 2001 was $15,893,252. As of September 30, 2001, CPI's accumulated deficit was $107,773,554 and its unrestricted cash, cash equivalents and short-term investments were $33,020,743. The Company anticipates that it will continue to incur additional operating losses for the next several years and that it will need to raise additional capital to sustain its operations. There can be no assurance that any of its product candidates will be approved for marketing, that profitability will be attained or, if profitability is achieved, that the Company will remain profitable on a quarterly or annual basis in the future. The Company's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.


RESULTS OF OPERATIONS

      Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000. Revenues for the three months ended September 30, 2001 were $306,808 related to the Nilandron Agreement. The Company began promoting Nilandron(R) in accordance with this agreement in September 2000. The Company does not anticipate that the revenues, if any, to the Company under the Nilandron Agreement will be material.

      Total expenses for the three months ended September 30, 2001 were $6,933,700, a decrease of $1,074,359 or 13.4% from the same period in 2000. Research and development ("R&D") expenses for the three months ended September 30, 2001 were $5,210,684, a decrease of $698,925 or 11.8% from the three months ended September 30, 2000. This decrease was primarily due to a reduction in the third quarter of 2001 of purchases of raw material of Apotsyn(TM) offset partially by an increase in the third quarter of 2001 in clinical development expenses, from the same period in 2000. Selling, general and administrative ("S,G&A") expenses were $1,723,016 for the three months ended September 30, 2001, a decrease of $375,434 or 17.9%, from the same period in 2000. This decrease was primarily due to a reduction in pre-commercialization expenses for Aptosyn(R) in the third quarter of 2001 offset partially by an increase in expenses related to the promotion of Nilandron(R) in the third quarter of 2001, versus the same period in 2000.

      Interest income, net of interest expense, was $378,021 for the three months ended September 30, 2001, a decrease of $150,621 from the same period of 2000, due to lower average interest rates.

      Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000. Revenues for the nine months ended September 30, 2001 were $623,781 from the Nilandron Agreement. There were no revenues from this agreement in the nine months ended September 30, 2000 since the agreement was initiated in July 2000 and promotion began in September 2000. The Company does not anticipate that the revenues, if any, to the Company under the Nilandron Agreement will be material.

      Total expenses for the nine months ended September 30, 2001 were $17,995,189, a decrease of $4,717,510 or 20.8% from the same period in 2000. R&D expenses for the nine months ended September 30, 2001 were $12,408,780, a decrease of $4,118,591 or 24.9%, from the nine months ended September 30, 2000. This decrease was primarily due to a reduction for the nine months ended September 30, 2001 of purchases of raw material of Aptosyn(TM) offset partially by an increase in clinical development expenses, from the same period in 2000. SG&A expenses were $5,586,409 for the nine months ended September 30, 2001, a decrease of $598,919 or 9.7%, from the same period in 2000. This decrease was primarily due to a reduction in pre-commercialization expenses for the nine months ended September 30, 2001 versus the same period in 2000, offset partially by expenses related to the promotion of Nilandron(R) in the first nine months of 2001.

      Interest income, net of interest expense, was $1,478,156 for the nine months ended September 30, 2001, an decrease of $64,443 from the same period of 2000, due to lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

      CPI has financed its operations since inception primarily with the net proceeds received from private placements of equity securities and the transaction with Tseng. Financing activities have generated net proceeds of $140.6 million from inception through September 30, 2001.

      At September 30, 2001, the Company had cash, cash equivalents, and short-term investments of $33,020,743, a decrease of $16,507,664 from the comparable balances at December 31, 2000. This decrease was primarily the result of cash used to finance the net loss of $15.9 million for the nine months ended September 30, 2001 and the payment of outstanding liabilities. For the nine months ended September 30, 2001 the Company used cash to acquire $112,716 in equipment, furniture and leasehold improvements and for loans to officers which increased by $258,963. Cash provided from financing activities was $189,867 for the nine months ended September 30, 2001 due primarily to a reduction in restricted cash balances and from proceeds from the issuance of Common Stock as part of the employee stock purchase plan, offset partially by the repayment of equipment loans.

      CPI invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government securities. The Company has $461,677 in a restricted account pledged as security for a security deposit under the lease of its Horsham, Pennsylvania facility. For the nine months ended September 30, 2001, a portion of the Company's excess cash was invested in U.S. government securities with original maturities in excess of three months, thereby requiring such investments to be classified as short term investments.

      CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten-year lease which expires in 2008 and which contains two five-year renewal options. The Company believes its facilities will be adequate for the foreseeable future.

      In February and March of 1999, five stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The complaints alleged that the Company made false and misleading statements about the efficacy and near-term commercialization of the Company's lead drug candidate. These actions were consolidated into one action. On June 7, 2001, the Company reached an agreement in principle settling all claims arising from this lawsuit. The settlement amount, $3.75 million, has been funded by the Company's primary insurance carrier. On September 4, 2001, the court preliminarily approved the settlement. Notice has been provided to the class and the period within which members of the class may elect to opt out or object to the settlement expired on November 5, 2001. This settlement is still subject to final court approval. There is no assurance that the settlement will be approved or completed in a timely fashion or at all.

      In March, April and May of 2001, eleven additional stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The lawsuits allege that the Company and its officers made false and misleading statements. The class includes investors who purchased the Company's stock between October 27, 1999 and September 22, 2000, when the Company announced that the FDA had informed the company that it would be receiving a "not approvable" letter for its new drug application for its leading drug candidate. The litigation is in very preliminary stages. In May 2001, the individual class actions were consolidated. By court order dated July 27, 2001, lead plaintiffs and their counsel have been appointed in the consolidated action. The plaintiffs filed an amended consolidated complaint on September 10, 2001. The Company denies any allegations of wrongdoing and intends to vigorously defend the litigation. There is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. The Company anticipates that its legal fees in connection with defending this class action securities litigation will increase as the litigation progresses.

      On October 3, 2001, the Commonwealth Court of Pennsylvania issued an order in liquidation in the Matter of M. Diane Kohen, Insurance Commissioner of the Commonwealth of Pennsylvania v. Reliance Insurance Company ("Reliance"), the Company's excess insurance carrier, with respect to claims asserted or related to claims asserted prior to August 2000. The order in liquidation terminated the rehabilitation of Reliance and found Reliance insolvent. There is no assurance that the Company will be able to recover any amounts covered by its policy with Reliance.

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

      CPI cannot predict the date of its first product approval, if any, the rate of revenue generated from initial product sales, if achieved, or the level of expense which may be associated with such initial product sales. The Company anticipates that it will require additional financing in the future to continue its research and development programs. Until such time as the Company is able to generate sufficient revenue from product sales, if ever, CPI plans to finance its anticipated growth and development largely through equity or debt financing and/or strategic or corporate alliances. CPI believes, based on its current operating plans, that its existing cash, cash equivalents and short-term investments balance of $33.0 million as of September 30, 2001, together with interest earned on these balances, will provide working capital to sustain operations into the first half of 2003. The Company will require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs as well as from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to CPI, if at all. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants. Corporate alliances would generally require the Company to give up certain marketing rights or other rights to its potential products and technology. If additional funds should be needed but are not available, the Company may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by CPI to raise capital on acceptable terms if and when needed would have a material adverse effect on CPI's business, financial condition and results of operations.

INFLATION

      The Company does not believe that inflation has had any significant impact on its business to date.

INCOME TAXES

      As of September 30, 2001, CPI has net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets that will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of September 30, 2001. (Also see Note 12 of notes to consolidated financial statements in the Company's annual report on Form 10-K.)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than eleven months to ensure principal preservation. As of September 30, 2001 and 2000, the Company was primarily invested in U.S. Government securities and money market funds, which were classified as cash, cash equivalents and short-term investments in the Company's financial statements. The investments had principal (or notional) amounts of $31,730,448 and $32,229,300, respectively, which were equal to their fair value, average interest rates of 3.3% and 5.7%, respectively, and maturities of less than one year.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      The information set forth in Footnote 4 to the notes to the Company's consolidated financial statements included herein is hereby incorporated by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       None.

(b) There were no reports on Form 8-K filed during the quarter ending September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CELL PATHWAYS, INC.

Dated: November 13, 2001       By:  /s/ Robert J. Towarnicki
                               -------------------------------------------------
                               Robert J. Towarnicki

                               Chairman, President,
                               Chief Executive Officer and Director
                               (Principal Executive Officer)



Dated: November 13, 2001       By:  /s/ Brian J. Hayden
                               -------------------------------------------------
                               Brian J. Hayden

                               Chief Financial Officer;
                               Vice President - Finance; Treasurer
                               (Principal Financial and Accounting Officer)