Form 10-K405
period 2001-12-31
CELL PATHWAYS INC /DE
filed 2002-03-22
CIK 1066284

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 7, 2002 was approximately $135,375,000 based upon the last reported sales price of the Registrant's Common Stock on the Nasdaq National Market.

     As of March 7, 2002 there were 31,170,166 shares of the Registrant's Common Stock outstanding, not including 1,700,000 shares committed to be issued in settlement of litigation.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 29, 2002, are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the
Exhibit Index.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Certain statements in this report, and oral statements made in respect of this report, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors: the absence of approved products; history of operating losses and the need for further financing; dependence on the development, regulatory approval and market acceptance of one or more of our product candidates for one or more significant disease indications; early stage of development; the costs, delays and uncertainties inherent in scientific research, basic pharmaceutical research, drug development, clinical trials and the regulatory approval process, with respect to both our current product candidates and our future product candidates, if any; the risk that the Company does not conduct the clinical studies it may have planned to conduct or does not pursue development plans it may have planned to pursue; uncertainty that additional studies, if any, may not be positive; limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; uncertainty of obtaining regulatory approval of any compound for any disease indication whether due to adequacy of the development program, changing regulatory requirements or otherwise; the risk that the U.S. Food and Drug Administration ("FDA") will stop or further delay the Phase III lung cancer study or any other study as a result of safety or otherwise; the risk that clinical studies do not result in the safety and efficacy necessary to obtain regulatory approvals; the risks of conducting clinical trials, including the risk of conducting clinical trials of our drugs in combination with other drug therapies; the commercial risk and risk of liability in marketing and selling Gelclair(TM) Concentrated Oral Gel, including the risk that prescribers do not prescribe the product and sales do not materialize, the risks associated with product launch, manufacturing and marketing risks, and the risk that the Company's sales of Gelclair(TM) are less than the Company's minimum purchase obligations; the commercial risk and risk of liability in providing marketing services promoting Nilandron(R) (nilutamide) manufactured by Aventis Pharmaceuticals, Inc. ("Aventis"), including the risk that Aventis' sales of Nilandron(R) do not exceed the threshold entitling the Company to a percentage of gross margin; the risk that the Company may enter into, or may fail to enter into, licensing, partnership or collaborative arrangements or strategic alliances which accord to other companies rights with respect to one or more Company compounds, technologies or programs or in which the Company acquires new rights and obligations; the volatility of the market price of our Common Stock; our ability to sell securities registered under the shelf registration statement; acceptance of any product candidates by physicians and providers of healthcare reimbursement; the actions of competitors; the pace of technological changes in the biopharmaceutical industry; dependence upon third parties; the validity, scope and enforceability of patents; the risk of pending or future class action securities litigation; potential product liability claims; and availability and adequacy of insurance.

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

OVERVIEW

     Cell Pathways, Inc. ("CPI" or "we" or the "Company") is a development stage pharmaceutical company focused on the research and development of products to treat cancer and to prevent cancer, the commercialization of such products, and the marketing and selling of oncology-related products made by others. Our technology may prove to have applicability beyond the treatment and prevention of cancer. We will be considered to be in the development stage until we receive approval for, and generate significant revenues from, the marketing and selling of one or more of our pharmaceutical drug candidates, or until we generate significant revenues from our marketing and/or selling of products manufactured by third parties.

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

     Our product development program focused initially on compounds likely to be helpful in treating precancerous lesions such as colonic polyps and cervical dysplasia. Attention next turned to the prevention of the recurrence of prostate cancer and breast cancer. Clinical trials subsequently expanded into the direct treatment of prostate and lung cancer. More recently, we have made arrangements for clinical trials of our first generation compound in combination with leading cancer chemotherapeutic agents of major pharmaceutical companies in trials in lung, prostate and breast cancers, and have commenced clinical development of our second compound as a single agent in cancer indications.

     Clinical trials of our first generation compound, Aptosyn(R)(exisulind) (previously known as FGN-1(TM) (exisulind) and Prevatac(TM) (exisulind), commenced in 1994. By 1997, clinical development of Aptosyn(R) (exisulind) had expanded to include several cancer and precancer indications. In August 1999, we submitted to the U.S. Food and Drug Administration ("FDA") a New Drug Application ("NDA") seeking marketing approval for Aptosyn(R) (exisulind) for the precancerous orphan drug indication of familial adenomatous polyposis ("FAP"). In September 2000, the FDA issued a "not approvable" letter with respect to the NDA for FAP. The future of the FAP program is uncertain. The continuing development of Aptosyn(R) (exisulind), either as a single agent or in combination with leading cancer chemotherapeutic agents of major pharmaceutical companies, is discussed below under "Products in Development."

     We began the clinical trial program of our second compound, CP461, in 1999. By the end of 2001, CP461 was in pilot Phase IIa trials to investigate its safety and efficacy in three cancer indications. Description of the clinical trial program of CP461 is set forth below under "Products in Development." Aptosyn(R) (exisulind) and CP461 are the only CPI product candidates which we expect to be studying in clinical trials during 2002. No pharmaceutical product may be marketed in the United States without FDA approval. There can be no assurance that the FDA will approve any of our product candidates for marketing for any indication or, as to when, if ever, any such approval would occur.

     In anticipation of eventually marketing our products with our own sales force, we entered into an agreement to market an approved cancer therapy, Nilandron(R) (nilutamide), in 2000 and commenced promoting that product in the third quarter of 2000. Nilandron(R) (nilutamide) was developed and is sold by Aventis Pharmaceuticals, Inc. ("Aventis") as a hormone therapy for advanced prostate cancer. In the first quarter of 2002 we entered into an agreement with Sinclair Pharmaceuticals Ltd. ("Sinclair") of the United Kingdom to be the exclusive distributor in North America of their product, Gelclair(TM) Concentrated Oral Gel, an oral gel approved for treating oral mucositis, which affects many cancer patients receiving chemotherapy and radiation therapy.

BUSINESS STRATEGY

     Our primary objectives are to be a leader in the development of pharmaceutical products to treat and prevent cancer, and to market such products whether developed by us or by others. If our technology proves to have applicability beyond the fields of cancer and precancer, we will evaluate our course in light of such developments. To meet our primary objectives we intend to:

     - Pursue clinical development of Aptosyn(R) (exisulind), with emphasis on cancer indications.

     - Pursue clinical development of CP461 in cancer indications.

     - Develop Aptosyn(R) (exisulind), CP461 and other SAANDs as part of combination therapy with leading chemotherapeutic agents.

     - Use our proprietary technology to develop additional SAANDs for cancer therapy and for cancer chemoprevention.

     - Market products directly to focused physician groups. We are currently marketing Nilandron(R)(nilutamide) under an agreement with its manufacturer, Aventis, and, commencing in the second quarter of 2002, we plan to begin marketing and selling Gelclair(TM) Concentrated Oral Gel under an agreement with its manufacturer, Sinclair.

     - Develop strategic pharmaceutical industry collaborations for research, development and/or commercialization.

     - Selectively and opportunistically acquire or in-license technologies, products and/or companies devoted to the treatment, prevention, palliation and/or diagnosis of cancer.

CARCINOGENESIS

     Cancer results from a sequence of changes involving the genes of cells. This sequence eventually leads to abnormal and uncontrolled cell proliferation. This multi-stage process is known as carcinogenesis and generally results from a combination of factors which occur over a period of years. Certain factors, such as inherited genetic defects, are present at birth. Other factors that may contribute to carcinogenesis include environmental exposures and the aging process. Carcinogenesis is first recognized clinically when abnormal cells become detectable by a screening procedure or reach a size or location sufficient to create clinical signs and symptoms. The clinical emergence may occur many years following the events which first initiated carcinogenesis. Generally, cells characterized by abnormal growth that may lead to cancer but have not yet invaded surrounding tissue are termed precancerous.

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

     CANCER. The American Cancer Society estimates that over 1,268,000 new cases of cancer were diagnosed and approximately 553,400 cancer deaths occurred in the U.S. in 2001. Cancer is the second leading cause of death in the U.S. Approximately 10 million people living in the U.S. have a history of cancer. Due in part to the development of new diagnostic procedures, the highest number of new cancer diagnoses are currently occurring in the prostate, breast, lung and colon/rectum, representing approximately 50% of all new cancer cases.

     Cancer is generally treated by attempting to remove the cancerous cells, either by surgery or by chemical or radiation therapies. Most currently available chemotherapies and radiation therapies target all rapidly dividing cells, both cancerous and healthy. These therapies can result in serious side effects. The limited efficacy and harmful side effects of existing cancer treatments and the costs associated with managing these side effects continue to drive the search for new therapies.

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

     Many existing chemotherapeutic agents as well as radiation induce apoptosis in proliferating cells without differentiating between neoplastic cells and normal cells. This can result in toxicity, including suppression of the immune system, hair loss and gastrointestinal disturbances. As a result of this toxicity, most existing chemotherapeutic agents and radiation therapy are not appropriate for treating precancerous lesions in otherwise healthy individuals for whom safety and tolerability are essential for chronic or extended therapeutic use.

     CONVENTIONAL INDUCTION OF APOPTOSIS IN CANCER THERAPY. Radiation therapy and many existing chemotherapeutic agents act on proliferating cells by disrupting cellular DNA synthesis to induce apoptosis. Once significant damage occurs to the DNA, a process is initiated that is controlled by gatekeeper proteins such as p53, Rb and NFkB tumor suppressors and modulated by various proteins such as Fas, bax and bcl-2. This process results in the activation of caspases, a family of enzymes called proteases, that results in triggering the actual apoptotic cascade of cellular breakdown processes including chromosomal condensation, DNA fragmentation, loss of mitochondrial gradients and membrane blebbing. The end result of apoptosis is the dismantling of the cell into apoptotic vesicles, which are cleared by the body. The apoptotic mechanism identified by CPI does not appear to involve a dependency on p53 or NFkB which is associated with many chemotherapeutic agents.

     DISCOVERY OF NOVEL APOPTOTIC MECHANISM. Our research focuses on the discoveries described below. We plan to continue this research in pursuit of our oncology-related goals, including a third generation compound for the clinic; we may not succeed. We believe we have discovered a mechanism that may regulate apoptosis in cancer cells. Research suggests that two key elements of this mechanism include cyclic GMP ("cGMP"), which is generated by enzymatic conversion of GTP to cGMP by guanyl cyclase initiated by naturally-occurring triggers, and is degraded also enzymatically by the enzymes cGMP phosphodiesterases ("PDE"). The balance of synthesis and degradation plays a key role in controlling the intracellular levels of cGMP. These elements are known in normal cells but do not control apoptosis in normal cells. We believe, based on a study of cells extracted from more than 50 human colon tumors, that premalignant and malignant neoplastic tissues have a higher level of cGMP PDE immunoactivity than neighboring normal tissue. We believe that this may prevent neoplastic cells from responding to normal signals that trigger apoptosis. When the activity of this cGMP PDE is elevated, as in neoplastic cells, cGMP levels are reduced and potential activation of a critical downstream protein, protein kinase G, is interrupted. Research suggests this is an adaptive mechanism associated with mutations forcing cells toward dysplasia. Although we have a high degree of confidence in our research findings to date, further research may alter these findings or lead to new research insights which adversely impact our research efforts.

     SELECTIVE INDUCTION OF APOPTOSIS BY CPI COMPOUNDS. Research suggests that our compounds, including Aptosyn(R) (exisulind) and CP461, may inhibit the activity of cGMP PDE in neoplastic cells. Our compounds appear to reduce cGMP PDE activity, thereby preventing it from degrading cGMP. Research suggests that cGMP activates PKG to trigger critical downstream proteins which lead to the subsequent activation of caspases. As in the case of some conventional cancer treatments, caspases then trigger a cascade of events leading to increased apoptosis. Two previously unknown substrates for PKG have been identified by CPI research that, we believe, form the basis of apoptosis regulation in cancer cells and not in normal tissues. These proteins are beta catenin and MEKK1. Beta catenin serves a structural role in all cells but, we believe, becomes an over abundant transcription factor in cancer cells driving resistance to apoptosis. MEKK1 is a well-known regulator of MAP kinases that function to force cell growth. MEKK1 activates Jun kinase (JNK) in cancer cells to induce apoptosis. Our research shows that CPI compounds cause the reduction of beta catenin and activate JNK and thus initiate apoptosis in neoplastic colon cells.

     RESEARCH AND DEVELOPMENT ACTIVITIES. Our scientists have identified intracellular proteins targeted by Aptosyn(R) (exisulind) and made significant progress in characterizing the target proteins indicated above and several others as well. We have developed pharmaceutical, immunological and molecular biologic probes that may be used to identify additional indications to be targeted and to develop diagnostic tools. We will continue to work to identify additional elements involved in regulating the newly identified apoptotic mechanism. We plan to investigate the potential applicability of its novel apoptotic mechanism to hyperproliferative, hypoproliferative and other disease conditions. We may not succeed in attaining our research and development goals.

     Using our understanding of chemical structure and biological activity (including advanced computer modeling efforts), we developed and expanded a new class of selective apoptotic anti-neoplastic drugs (SAANDs). Within this new class of SAANDs, we identified thousands of new chemical compounds in various different chemical families and classes. We test selected new compounds for inhibitory effects on the growth of cancer cells in vitro for the induction of apoptosis and for activity against intracellular targets, including cGMP PDE. Many of the newly synthesized compounds display greater apoptotic potency than Aptosyn(R) (exisulind) in these tests.

     A number of our compounds have shown activity against in vitro cultures of immortalized cell lines of transplantable human cancers of the breast, colon, lung and prostate. Preliminary results of studies with our compounds in short-lived primary cultures of human cancers obtained from individual patients have shown activity against breast cancer. Using these data, we have evaluated several new chemical entities ("NCEs"). We filed an investigational new drug application ("IND") in December 1998 with respect to CP461 as our second product development candidate. We plan to continue our evaluation of other compounds as potential product development candidates. Significant additional preclinical and clinical trials are necessary to determine the activity and utility of any product development candidate. Please also read the section under "Risk Factors" below which discusses our early stage of development, the absence of developed products and the uncertainty of clinical trials.

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

PRODUCTS IN DEVELOPMENT

     We are developing a family of product candidates, SAANDs, targeted at the treatment and management of precancerous lesions and cancer. Our first generation compound, Aptosyn(R) (exisulind), is a sulfone derivative of the nonsteroidal anti-inflammatory drug ("NSAID") sulindac. Aptosyn(R) (exisulind) is not an NSAID and lacks the COX 1 and COX 2 inhibitory activity that is associated with the serious upper gastrointestinal ulceration and bleeding and kidney injury observed with NSAID use.

     We began clinical studies of Aptosyn(R) (exisulind) in 1994. In August 1999, the Company submitted an NDA to the FDA seeking approval to market Aptosyn(R) (exisulind) for FAP, a rare precancerous condition that puts those afflicted at high risk of developing colon cancer. In September 2000, the FDA issued a "not approvable" letter with respect to the NDA for FAP. The focus of the Company's continuing development of Aptosyn(R)(exisulind) is in cancer rather than in precancerous conditions. In 2001, the Company began enrolling patients in a 600-patient Phase III trial comparing the combination of Aptosyn(R) (exisulind) and Taxotere(R)(docetaxel) against Taxotere(R) (docetaxel) plus placebo in non-small cell lung cancer patients who have failed a prior platinum-containing regimen.

     We began clinical studies of CP461 in 1999. Pilot Phase IIa studies of CP461 in three cancer indications commenced in 2001. While we may select a third candidate for clinical development by the end of 2002, Aptosyn(R) (exisulind) and CP461 are the only two product candidates which we currently have in clinical studies.

     We intend to continue to conduct clinical trials of Aptosyn(R) (exisulind), CP461 and, with time, other SAANDs compounds for several cancer and precancer indications. We may not be able to conduct sufficient clinical trials, or to obtain favorable results in clinical trials, to support the filing and approval of an NDA seeking marketing approval of any compound for any indication. FDA approval is required for marketing a drug in the United States. There can be no assurance that the FDA will ever approve any of our product candidates for marketing.

     The clinical testing of Aptosyn(R) (exisulind) has involved only a limited number of patients. The clinical testing of CP461 did not start until April 1999. Results obtained from studying a compound in any clinical trial are not necessarily predictive of the results of the same compound (or of any other compound) in other clinical trials, whether for the same indication or for other indications. Please also read, below, the section under "Risk Factors" which discusses our early stage of development, the absence of developed products and the uncertainty of clinical trials.

     Numerous steps are required before a drug may be marketed in the U.S. These steps include: (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an IND for an exemption which must become effective before human clinical trials commence; (iii) human clinical trials to establish the safety and efficacy of the drug; (iv) submission of a detailed NDA to the FDA; and (v) FDA approval of the NDA. The number and type of clinical trials which may be necessary to gain marketing approval from the FDA may depend upon the nature of the disease indication, the size of the patient population, the nature of the proposed therapy, the results of previous clinical trials, the availability of other approved therapies and other factors.

     Clinical trials involve the administration of the investigational drug to patients. Clinical trials typically are conducted in three phases that generally are conducted sequentially. Drugs are first tested in Phase I for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Phase II involves tests in a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase III trials are generally undertaken to evaluate the safety and efficacy of a drug candidate and the overall risks and benefits of the drug in relationship to the treated disease in light of other available therapies. Clinical trials may overlap in design and objective. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all. Furthermore, the Company and/or the FDA may suspend clinical trials at any time if it decides that patients are being exposed to a significant health risk or that there are other concerns about the validity of the trial or for other reasons.

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

     CLINICAL DEVELOPMENT OF SAANDS FOR CANCER

     The clinical portion of our product development program commenced with the filing of an IND for Aptosyn(R) (exisulind) in December 1993. Our initial efforts were directed at precancerous lesions such as the colonic polyps of FAP patients. By 1997, we had expanded our clinical program to include treatment of cancer. Currently, the treatment of cancer has become the focus of our clinical programs.

     CLINICAL DEVELOPMENT OF APTOSYN(R) (EXISULIND) FOR CANCER

     Laboratory studies suggest that Aptosyn(R) (exisulind) arrests or slows the progression of certain cancerous lesions. Based on the novel mechanism of activity, we believe that Aptosyn(R) (exisulind) may be clinically useful either as stand-alone therapy or in combination with radiation or conventional chemotherapy in the treatment of cancers and the prevention of recurrence. Since the mechanism of activity whereby Aptosyn(R) (exisulind) induces apoptosis differs from that of conventional therapies, we believe that Aptosyn(R) (exisulind) may arrest or slow the progress of cancer in cells that are resistant to radiation or conventional chemotherapy. Results of clinical trials of Aptosyn(R) (exisulind) in the treatment of any precancer indication may not be predictive of the results that may be obtained from trials of Aptosyn(R) (exisulind) for the treatment of cancer.

     LUNG CANCER. Aptosyn(R) (exisulind) has shown some positive results in the prevention of chemically-induced and implanted human lung cancer in rodents. We initiated a study of the safety and efficacy of Aptosyn(R) (exisulind) in patients with advanced lung cancer in December 1997. This exploratory study initially included six patients and concluded with 16 patients.

     In the first quarter of 2001, we commenced enrollment in a Phase III randomized placebo-controlled study of a regimen of Taxotere(R)(docetaxel) in combination with Aptosyn(R) (exisulind) versus Taxotere(R) (docetaxel) in combination with placebo in non-small cell lung cancer patients who have failed a prior platinum-containing regimen. In early October 2001, after enrollment of approximately 200 patients, FDA placed enrollment of new patients on clinical hold pending completion of a planned interim safety analysis by an Independent Data and Safety Monitoring Board (DSMB) and the FDA. Treatment of the 200 enrolled patients continued. In November 2001, following the interim safety review, the DSMB recommended resuming enrollment of new patients to this study. In early December 2001, the FDA lifted the clinical hold to new patient accrual and enrollment to this study resumed.

     In general, the FDA requires at least two adequate and well-controlled clinical studies demonstrating safety and efficacy in order to approve an NDA. In certain cases, convincing results from one study may suffice. FDA policies and practices are subject to frequent change. Please read the section below entitled "Governmental Regulation" and the sections below under "Risk Factors" devoted to government regulation and the uncertainties of clinical trials and of the regulatory process. Currently the Company is conducting one Phase III study of Aptosyn(R) (exisulind) in combination with Taxotere(R) (docetaxel).

     Lung cancer may be diagnosed by general practitioners or internists. Oncologists manage the chemotherapeutic treatment of lung cancer.

     PROSTATE CANCER. In vitro and in vivo studies suggest that Aptosyn(R) (exisulind) inhibits growth of prostate cancer cells, including one type of prostate cancer cell that is resistant to conventional chemotherapeutic drugs. In August 1998, we completed enrollment of 96 patients in a one-year Phase II/III clinical study for the prevention of prostate cancer recurrence. This study involved men who had had a prostatectomy and had rising PSA levels. Rising PSA levels are often a sign of recurrent prostate cancer that is not detectable by current imaging or diagnostic methods. The endpoint of this study was the arrest or delay in the elevation of PSA. The primary analysis of this study showed a statistically significant difference in mean change in PSA levels from baseline between drug and placebo groups: PSA levels continued to rise in the placebo group, while in the drug-treated group PSA levels stabilized.

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

     There is an ongoing Phase I/II study of the combination Aptosyn(R) (exisulind) with Taxotere(R) (docetaxel) in hormone refractory prostate cancer which is intended to assess the safety and efficacy of the combination in this patient population. This study is supported by Aventis (see Collaborations with Major Pharmaceutical Companies for Clinical Development of Aptosyn(R) (exisulind) below). The Company has not commenced a Phase III combination therapy study in this indication, due, in part, to the fact that Taxotere(R) (docetaxel) has not received FDA approval for this specific indication, although Taxotere(R) (docetaxel) is in widespread use in this patient population.

     According to the American Cancer Society, there were approximately 198,100 new cases of prostate cancer in the U.S. in 2001. Prostate cancer is commonly diagnosed and treated by urologists, of whom there are approximately 9,000 in the U.S.. Oncologists, of whom there are approximately 7,000 in the U.S., manage the chemotherapeutic treatment of prostate cancer. Our sales force currently markets Nilandron(R) (nilutamide) to urologists and oncologists.

     BREAST CANCER. We have observed that Aptosyn(R) (exisulind) and other CPI compounds show dose-related inhibitory effects in several in vitro breast cancer cell systems, in in vivo chemically-induced cancer models and in in vitro studies with primary breast cancer tissues removed from patients.

     In the first quarter of 2002, we initiated enrollment in a Phase II combination therapy breast cancer trial of Aptosyn(R) (exisulind) and Taxotere(R) (docetaxel), supported by Aventis, which is intended to determine response rates in patients with metastatic breast cancer who may or may not have received prior chemotherapy, to evaluate the side effect profile of the combination of the two drugs, and to determine the effect on time to disease progression.

     As of the first quarter of 2001, we commenced enrollment in a Phase II combination therapy breast cancer trial, in cooperation with Roche Laboratories, Inc. ("Roche") which is intended to evaluate the safety, efficacy and pharmacokinetic interactions of Aptosyn(R) (exisulind) and Xeloda(R) (capecitabine) in patients with metastatic breast cancer (see Collaborations with Major Pharmaceutical Companies for Clinical Development of Aptosyn(R) (exisulind) below).

     According to the American Cancer Society, there were approximately 193,700 new cases of breast cancer in the U.S. in 2001. Gynecologists usually diagnose breast cancer, while oncologists manage the chemotherapeutic treatment.

     We are not in a position to know at this time if or when an NDA for Aptosyn(R) (exisulind) will be filed for any cancer indication (whether alone or in combination with a cancer chemotherapeutic compound of another pharmaceutical company), or whether these clinical trials will show positive results, or which additional clinical trials may be required for the submission of an NDA for a particular cancer indication, or (if an NDA is filed) when or if the FDA will find that Aptosyn(R) (exisulind), on the basis of any or all of the studies which have been conducted or may hereafter be conducted, is sufficiently safe and effective to warrant marketing approval by the FDA for any such indication.

     COLLABORATIONS WITH MAJOR PHARMACEUTICAL COMPANIES FOR CLINICAL DEVELOPMENT OF APTOSYN(R) (EXISULIND) IN COMBINATION WITH APPROVED CHEMOTHERAPEUTIC AGENTS

     In each of the collaborations with major pharmaceutical companies, investigators have designed studies which have been reviewed by CPI and the respective cooperating company. Under the cooperations, product rights will be retained by each party for its respective product and the parties will share access to the data.

     There is an ongoing Phase II study of the combination Aptosyn(R) (exisulind) with weekly Taxotere(R) (docetaxel) as second line treatment for patients with non-small cell lung cancer which is intended to assess the safety and efficacy of the combination. This study is supported by Aventis.

     In the first quarter of 2001, we commenced enrollment in a Phase I/II combination therapy lung cancer study, supported by Aventis, which is intended to assess the toxicity profile of Aptosyn(R) (exisulind) in combination with Taxotere(R) (docetaxel) and carboplatin in previously untreated patients with metastatic non-small cell lung cancer, to evaluate the potential pharmacokinetic interactions of the combination of the drugs, and to evaluate antitumor efficacy of the combination with regard to time to tumor progression and/or treatment failure. This study is ongoing.

     In the first quarter of 2001, we commenced enrollment in a Phase I/II combination therapy lung cancer study, with the cooperation of GlaxoSmithKline ("Glaxo"), to determine the maximally tolerated dose of Aptosyn(R) (exisulind) with a fixed dose of Navelbine(R) (vinorelbine tartrate injection) in previously untreated elderly patients with advanced non-small cell lung cancer, and to determine response rate, overall survival rate and toxicity profile. This study is ongoing.

     In the first quarter of 2001, we commenced enrollment in a Phase I/II combination therapy lung cancer study, with the cooperation of Eli Lilly and Company ("Lilly"), which is intended to study Aptosyn(R) (exisulind) in combination with Gemzar(R) (gemcitabine HCI) in patients with refractory or recurrent non-small cell lung cancer. This study is intended to evaluate the time to disease progression in patients who progressed through first-line therapy (refractory) or patients who developed progressive disease more than three months from completion of first-line therapy (recurrent), and also to determine the response rate and toxicity profile. This study is ongoing.

     In the second quarter of 2001, we commenced enrollment in a Phase I/II combination therapy lung cancer study, with the cooperation of Bristol Myers Squibb ("BMS"), investigating Aptosyn(R) (exisulind) in combination with TAXOL(R) (paclitaxel) plus Paraplatin(R) (carboplatin) as a first-line treatment for patients with advanced non-small cell lung cancer. This Phase I/II study is designed to evaluate escalating doses of Aptosyn(R) (exisulind) in combination with a standard regimen of TAXOL(R) (paclitaxel) plus Paraplatin(R) (carboplatin). This study is ongoing.

     In the first quarter of 2001, we commenced enrollment in a Phase II combination therapy breast cancer trial, in cooperation with Roche which is intended to evaluate the safety, efficacy and pharmacokinetic interactions of Aptosyn(R) (exisulind) and Xeloda(R) (capecitabine) administered together in patients with metastatic breast cancer and to determine the antitumor activity of the combination therapy as measured by objective response. This study is ongoing.

     CLINICAL DEVELOPMENT OF CP461 FOR CANCER INDICATIONS

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

     Results from a multiple dose safety, pharmacokinetic and preliminary efficacy study in late stage cancer patients led us to choose doses of 400-800 mg of CP461 for our first three pilot Phase II clinical studies.

     In August 2001, we announced initiation of pilot Phase IIa studies of CP 461 in three cancer indications. Preliminary interim data with respect to each of these three studies as of January 2002 is summarized below.

     CHRONIC LYMPHOCYTIC LEUKEMIA (CLL). Investigators initially enrolled 15 previously untreated patients at a 400 mg total daily dose (200 mg twice daily) in the Phase IIa study of CP461 in CLL. Early indications of anticancer activity, combined with acceptable safety, prompted a decision to enroll six additional patients in the study at a total daily dose of 800 mg (400 mg twice daily). Investigational Review Board ("IRB") approval for the 800 mg total daily dose was received in late 2001. At interim evaluation of the 15 patients enrolled at 400 mg, four experienced a major hematologic response (a greater than 50% decrease in absolute lymphocyte count), three experienced a minor hematologic response (a 25%-50% decrease in absolute lymphocyte count), six had stability of disease, and two exhibited disease progression. The responding patients had been treated with CP461 for periods of up to 30 weeks. In each of the responding patients, a hematologic response was initially observed within two to six weeks from the onset of treatment.

     HORMONE-REFRACTORY PROSTATE CANCER. In the Phase IIa study of hormone-refractory (late-stage) patients with measurable metastatic disease, investigators had enrolled eight patients, out of a total of 19 intended patients, at a total daily dose of 400 mg (200 mg twice daily). At an interim evaluation of six patients evaluable for response (those who received at least eight weeks of treatment), one patient demonstrated a 50% reduction in liver metastasis, a 40% reduction in PSA and an improvement in one of the two lesions on bone scan. The principal investigator on this study concluded that the data supported increasing the dosage of CP461 to 800 mg per day in this trial.

     RENAL CELL (KIDNEY) CARCINOMA. Investigators had enrolled 19 patients at a total daily dose of 400 mg (200 mg twice daily) in the Phase IIa study of heavily pretreated patients with advanced renal carcinoma. At interim evaluation of 16 evaluable patients, six had experienced stable disease. On the basis of these results, the investigators planned to treat additional patients with advanced renal carcinoma who have had less extensive prior treatment at a total daily dose of 800 mg (400 mg twice daily).

     In each of these pilot Phase IIa studies, CP461 was shown to date to have been generally well-tolerated. The most common treatment-related adverse events reported were mild/moderate fatigue, sweating, loss of appetite, nausea and reversible elevation of liver enzymes.

     CLINICAL DEVELOPMENT OF APTOSYN(R) (EXISULIND) FOR PRECANCEROUS LESIONS

     The development of a drug candidate for precancerous lesions is not well understood. With limited exceptions, the FDA has not approved any drug for precancerous lesions. The FDA may require that a drug candidate developed for precancerous lesions be shown effective not only in reducing precancerous lesions or other precancerous symptoms, but also in preventing or reducing the incidence of cancer in the studied population. This may require clinical trials following large numbers of patients over very long periods of time. Our initial efforts were directed at precancerous lesions such as the colonic polyps of FAP patients. By 1997, we had expanded our clinical program to include cancer itself. As described above, the major portion of our resources is currently being committed to cancer trials.

     FAMILIAL ADENOMATOUS POLYPOSIS (FAP). Our clinical program began with the testing of Aptosyn(R) (exisulind) in the precancerous polyps of FAP patients. FAP is an inherited disease characterized by the development of hundreds to thousands of adenomatous polyps in the colon and the progression to colon cancer if left untreated. This disease can be confirmed within a family by genetic testing. Most FAP patients must be endoscopically screened beginning in their teenage years and must have a substantial portion of their large intestine removed by age 20. Even with this treatment, these patients continue to develop polyps in the remaining rectal tissue and are typically monitored by endoscopy two to four times each year. It is anticipated that polyps will be removed at each examination. Our clinical program has been testing Aptosyn(R) (exisulind) in adult patients who previously have had most of their large intestine removed, leaving the rectum intact (sub-total colectomy), and in the pediatric population whose colons have not been removed. It is estimated that FAP occurs in between 8,000 and 36,000 persons in the U.S.

     During 1995-1998 we conducted open label polyp regression studies evaluating Aptosyn(R) (exisulind) in the regression of existing polyps, and potential prevention of new polyps. Eighteen adult FAP patients commenced taking Aptosyn(R) (exisulind) in these polyp regression studies. Reduction in the number and size of exophytic (i.e., raised over the surface) precancerous rectal polyps was observed to be correlated to dosage, with 600 milligrams per day appearing to have a more pronounced effect than 400 milligrams per day. Each of the 12 patients who received 500 milligrams per day or more from the outset of the studies was observed to reduce his number of exophytic polyps, indicating both regression of existing polyps and prevention of new polyps. Examination of certain regressing polyps following drug treatment showed increases in the rate of apoptosis as compared with the rate of apoptosis of untreated polyps at the beginning of the study. At the same time, the rate of apoptosis in nearby normal tissue measured unchanged, suggesting that Aptosyn(R) (exisulind) induces apoptosis in neoplastic cells without affecting apoptosis in normal cells.

     During 1997-2000 we conducted a double-blind, placebo-controlled study, and extensions studies, of Aptosyn(R) (exisulind) in polyp prevention in adult FAP patients. The analysis of all 65 patients who completed the initial one-year study (regardless of whether they met the inclusion criteria of the study) showed a reduction in new polyp formation in drug treated patients. However, the reduction did not achieve statistical significance; we believe this may be due to the variations introduced by virtue of the fact that several centers included patients in the study who did not meet the study's inclusion/exclusion criteria. In the patient group determined to have met the eligibility criteria of the study -- those who form between approximately 10 and approximately 40 polyps per year -- Aptosyn(R) (exisulind) demonstrated a statistically significant reduction in new polyp formation when compared to placebo. Of the 34 patients meeting these eligibility criteria, the 15 patients on Aptosyn(R) (exisulind) showed a statistically significant reduction in new polyp formation of approximately 50% as compared with the 19 patients on placebo. Adverse events observed in this study included reversible elevations of liver enzymes (most frequently managed by dose modification or interruption) and episodes of severe abdominal pain, due in some patients to cholecystitis or pancreatitis occurring most often in patients with underlying biliary disease (gallstones or tumors impinging on their bile ducts). In the majority of these patients, these events did not preclude completion of treatment. Of the 65 patients who completed the polyp prevention study, 55 elected to participate in, and 47 completed a one-year extension study. The 25 former placebo patients who crossed over to Aptosyn(R) (exisulind) experienced during the one-year extension study a 49% reduction in their polyp formation rate. The 22 patients who continued on Aptosyn(R) (exisulind) experienced declines in their polyp formation rate to 54% below the already reduced rate they had demonstrated during the first year on drug.

     We commenced an NDA filing for Aptosyn(R) (exisulind) for FAP in 1998, with submission to the FDA of the chemistry section of the NDA in November and submission of the pharmacology/toxicology section of the NDA in December. In August 1999, we submitted the third, or clinical, section of the NDA to formally complete the NDA submission. In October 1999 and June 2000, we submitted additional data with respect to continuing FAP trials. On September 25, 2000, the FDA issued a "not approvable" letter for the NDA for FAP. The future of the FAP program is uncertain.

     SPORADIC ADENOMATOUS COLONIC POLYPS (SAP). Sporadic adenomatous colonic polyps are relatively common precancerous lesions occurring in the large intestine. These polyps are histologically, microscopically and genetically indistinguishable from the polyps of FAP. More than 30% of people in the U.S. over the age of 50 have sporadic adenomatous colonic polyps. Most of these people will develop only one or two polyps and, once the polyps are removed, will not require significant ongoing medical attention. There are, however, subgroups of people at higher than usual risk of developing colorectal cancer who should be monitored frequently. These patients include people with close relatives that have had colorectal cancer, people over age 60 and people with multiple polyps or polyps which are large or severely dysplastic or which recur frequently.

     In September 1997, we completed a two-month safety and pharmacokinetic study of Aptosyn(R) (exisulind) in 18 patients who had a history of either sporadic adenomatous colonic polyps or cervical dysplasia. We then initiated a one-year multi-center study in the regression of sporadic colonic polyps. This study, initiated in December 1997, was a double-blind, placebo-controlled study to evaluate the safety and efficacy of different doses of Aptosyn(R) (exisulind) for the treatment of existing sporadic adenomatous colonic polyps. Since the polyps developed by patients may in 40-50% of cases prove to be hyperplastic (generally considered to be benign and to lack the potential to transform into cancer) rather than adenomatous (precancerous), the study enrolled 281 patients. Of the 155 adenomatous polyp patients entering the study, 41 discontinued prior to completion of the required one-year of therapy, 12 for adverse events (two patients in the placebo group and five patients in each exisulind group). The remaining 114 patients fulfilled the three prospectively defined criteria to be deemed evaluable: they completed the full year of the study; they completed three colonic endoscopies (baseline, six-month and study termination) and their remaining polyps were not hyperplastic.

     The efficacy measurements for the evaluable patients in this one-year, single-agent study included: 1) the difference in the median change in adenomatous polyp size from baseline between the placebo-treated and exisulind-treated groups, 2) the number of patients that demonstrated a complete or partial response [a $50% reduction in size of the index polyp] to treatment, and 3) the progression of disease [$ 25% increase in size of the index polyp].

     The results of analyses of all three of these efficacy parameters in patients on Aptosyn(R) (exisulind) 200 mg twice a day (bid) showed improvement and were statistically significant compared to patients on placebo. The average polyp size was reduced by 35% on Aptosyn(R) (exisulind) 200 mg bid, while patients on placebo demonstrated a 5% increase in polyp size. Aptosyn(R) (exisulind) 100 mg bid results were not different from placebo. Aptosyn(R) (exisulind) was generally well tolerated by the 186 patients treated with Aptosyn(R) (exisulind) during the study. Consistent with previous studies, adverse events observed in the Aptosyn(R) (exisulind) treated patients included dyspepsia and reversible liver enzyme elevations (both lower in frequency than in the previously reported prostate cancer trial of Aptosyn(R) (exisulind), and abdominal pain, occasionally severe.

     While the results of the foregoing trial are scientifically promising, registration-directed trials in the sporadic adenomatous polyp indication would be significantly larger, perhaps requiring the enrollment of a thousand or more patients, and would take many years to conduct. The Company is evaluating the regulatory and competitive environment and is unlikely to pursue regulatory approval for use of Aptosyn(R) (exisulind) in SAP. The population at risk for developing SAP includes all people over 50. A drug targeted for widespread application in a relatively healthy population will require an extensive safety and efficacy database for FDA approval. As of this time the major portion of our resources is being committed to the cancer trials described above.

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

AGREEMENTS TO MARKET PRODUCTS MANUFACTURED BY OTHER COMPANIES

     NILANDRON(R) (NILUTAMIDE). In July 2000, we entered into a marketing and promotion agreement with Aventis (the "Nilandron Agreement") granting us the exclusive rights to market Nilandron(R) (nilutamide) to urologists in the U.S. and Puerto Rico for use in patients who suffer from prostate cancer. Nilandron(R) (nilutamide) is a hormonal therapy that blocks the production of testosterone and is used to increase survival time and promote disease regression in men with advanced prostate cancer. Utilizing our existing relationship with Innovex, Inc., a leading provider of contract sales and marketing solutions in the healthcare industry, we hired and trained a contract sales force and commenced promoting Nilandron(R) (nilutamide) in the third quarter of 2000. Under the terms of the Nilandron Agreement, we engage in marketing and promotional services for Nilandron(R) (nilutamide), we are responsible for the expenses of this marketing and promotion activity, and we receive a percentage of the gross margin on Aventis sales, if any, of Nilandron(R) (nilutamide) in excess of a pre-established gross margin threshold. We recognized revenue from the Nilandron Agreement of $942,231 in 2001 and $329,694 for the last four months of 2000. The term of the Nilandron Agreement is from September 1, 2000 to December 31, 2002, subject to earlier termination as set forth in the agreement. The Nilandron Agreement also provides Aventis with the right to convert to a nonexclusive agreement upon 90 days' written notice to the Company.

     GELCLAIR(TM) CONCENTRATED ORAL GEL. In January, 2002 we signed an agreement with Sinclair (the "Gelclair Agreement") of Godalming, Surrey, England to become the exclusive distributor of Gelclair(TM) Concentrated Oral Gel in North America. We plan to market and sell Gelclair(TM) Concentrated Oral Gel initially in the oncology market for use in inflammation and ulceration of the mouth and throat (referred to as oral mucositis or stomatitis) caused by chemotherapy or radiation therapy. We are evaluating opportunities to market and sell Gelclair(TM) Concentrated Oral Gel within oral surgery and other dental markets.

     The FDA granted 510(k) clearance to market Gelclair(TM) Concentrated Oral Gel in December 2001 for use in the management of pain and relief of pain by adhering to the mucosal surface of the mouth, soothing oral lesions of various etiologies. These applications include oral mucositis/stomatitis (which may be caused by chemotherapy or radiation therapy), irritation due to oral surgery and traumatic ulcers caused by braces or ill-fitting dentures or disease. Gelclair(TM) Concentrated Oral Gel is also indicated for treatment of diffuse aphthous ulcers. The product, which is a clear viscous gel, is applied by rinsing in the mouth for a short period of time, forming a coating over the mucosal surface of the mouth and thereby soothing the pain and discomfort from oral lesions.

     Oral mucositis is an inflammation and ulceration of the lining of the mouth and throat most commonly associated with chemotherapy or radiation therapy for cancer. Cancer patients often identify oral mucositis as one of the most debilitating side effects of chemotherapy or radiation therapy. Symptoms of oral mucositis may include painful ulcerations, redness, and swelling in the mouth. More severe symptoms include extreme pain that may prevent the patient from eating and necessitate hospitalization and intravenous nutrition, serious risk of infection and the interruption of cancer therapy.

     Sources estimate that approximately 300,000 cancer patients in the U.S. suffer from oral mucositis associated with cancer treatment. Oral mucositis affects almost all patients receiving radiation therapy for head and neck cancer as well as patients receiving radiation therapy in the upper half of the chest. The incidence of mucositis in patients receiving cancer chemotherapy varies in accordance with a number of risk factors which include age, condition of oral health and hygiene, disease condition, and type, dosage and frequency of chemotherapeutic treatment.

     In an open-label study of 30 patients with mucositis, severe aphthous ulcers or pain from oral surgery, the short and medium term impact of Gelclair(TM) Concentrated Oral Gel on oral discomfort and pain was evaluated. All patients took Gelclair(TM) Concentrated Oral Gel and reported a substantial reduction in oral discomfort within 5-7 hours of initial treatment. Patients experienced a 92% reduction in mean overall oral scores 5-7 hours after initial treatment. Also, 87% of patients reported that Gelclair(TM) Concentrated Oral Gel improved overall pain and discomfort associated with eating or drinking over a 7-10 day period.

     The term of the Gelclair Agreement is for 10 years with provision for extension and/or termination under certain circumstances. Under the Gelclair Agreement, we are the exclusive distributor of Gelclair(TM) Concentrated Oral Gel for the U.S., Canada and Mexico. Sinclair is responsible for filing applications for marketing approval of Gelclair(TM) Concentrated Oral Gel in Canada and Mexico. We will purchase product from Sinclair pursuant to forecasts to be adjusted from time to time, subject to minimum annual purchase requirements. Product launch is expected in the second quarter of 2002. We have committed to purchase $2 million of inventory in conjunction with the product launch and to order an additional $2 million of inventory in the fourth quarter of 2002. Minimum annual purchase requirements in 2003 and 2004 are $3 million and $5 million, respectively. The agreement also provides for future potential payments to Sinclair of up to $3 million depending on achievements related to sales, patent and clinical trial milestones. Our sales force will market to the oncology marketplace. For the oral surgery and dental marketplace we may market through arrangements with a third party.

THIRD-PARTY ARRANGEMENTS

     We contract with university-based researchers and commercial vendors throughout the U.S., Europe and other areas who furnish cell biology studies, in vivo pharmacological studies, in vivo drug candidate screening, animal toxicological studies, scale-up and synthesis of promising new compounds, manufacture of clinical and commercial supplies, conduct and monitoring of clinical studies, laboratory analysis and/or other goods and services incident to the development of the our business. Please read the "Risk Factors" sections below which discuss reliance on third parties.

     The Nilandron Agreement with Aventis is dependent upon Aventis' continuing to manufacture and sell Nilandron(R) (nilutamide), as well as upon future mutual agreement to extend the term of the Nilandron Agreement beyond the end of 2002. The ten-year Gelclair Agreement for our exclusive distribution of Gelclair(TM) Concentrated Oral Gel in North America is dependent upon Sinclair's continuing to manufacture and supply Gelclair(TM) Concentrated Oral Gel in accordance with specifications and in adequate quantities, as well as our fulfillment of our minimum annual purchase requirements and other obligations under the agreement. These third parties are subject to FDA regulations including regulations regarding Good Manufacturing Practices with respect to the manufacture of the products subject to our marketing arrangements. See Government Regulation and Risk Factors below for a discussion of regulations and the risks associated with failure to comply with these regulations.

     In June 1991, CPI entered into a research and license agreement with the University of Arizona (the "University"). Under the agreement, we agreed to attempt to commercialize at least one product while the University agreed to conduct a research program in support of our efforts. The agreement, as amended, provided for us to establish a budget for the research program with the University on an annual basis and for us to be licensed under all patents based on inventions developed by the University's employees in conjunction with us. We have agreed to pay to the University a royalty based on sales of products, if any based on each such patent family; this would apply to Aptosyn(R) (exisulind) and CP461. The research portion of the agreement expired on June 26, 2000.

COLLABORATIVE NATURE OF THE PHARMACEUTICAL INDUSTRY

     Our industry requires highly specialized expertise in a wide variety of disciplines and is characterized by collaborative and cooperative endeavors among participants. This dynamic involves the receipt of assistance from third parties, the payment of royalties or other value in exchange for this assistance, and the risks of dependence upon third parties. Intra-industry discussion and interchange is an ongoing process, covering subject matters ranging from basic research to strategic alliance; a strategic alliance may substantially broaden or narrow the scope of a company's activities or otherwise affect the ability of a company to control and direct its own affairs. We have participated in this process for years and intend to continue to do so. The arrangements discussed in the two immediately preceding subsections above, and in the subsection "Marketing and Sales" below, are illustrative of this process. The Company may enter into, or may refuse or fail to enter into, licensing, partnership or collaborative arrangements or strategic alliances which accord to other companies rights with respect to one or more Company compounds, technologies or programs or in which the Company acquires new rights and obligations. During intra-industry discussions, agendas may substantially broaden or may substantially narrow from those anticipated at the outset; most frequently, discussions serve only as information exchange and do not lead to transactions of any kind. The fact of intra-industry discussion activity should not be misunderstood as an indication that our business, strategies or prospects are about to change; on the other hand, the unpredictable nature of ubiquitous industry interchange may lead to developments which neither we nor others may be in a position to anticipate. As discussed above under "Business Strategy," we intend to develop industry collaborations and relationships to achieve our objectives. However, we are not in a position to predict what, if any, collaborations, alliances or transactions we may enter into in addition to those described elsewhere in this description of our business.

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

                           SCIENTIFIC ADVISORY BOARD

                   NAME                                     PROFESSIONAL AFFILIATION
                   ----                                     ------------------------
Dennis Ahnen, M.D. .......................  Professor of Medicine, University of Colorado School of
                                            Medicine; Director of Cancer Prevention and Control,
                                            University of Colorado Cancer Center
David S. Alberts, M.D. ...................  Associate Dean of Research, Director of Cancer
                                            Prevention and Control Program, and Professor of
                                            Medicine and Pharmacology, Arizona Cancer Center,
                                            University of Arizona
Randall W. Burt, M.D. (Chairman)..........  Senior Director for Prevention and Outreach, Huntsman
                                            Cancer Institute at the University of Utah, Professor of
                                            Medicine and Chief, Division of Gastroenterology,
                                            University of Utah School of Medicine;

                   NAME                                     PROFESSIONAL AFFILIATION
                   ----                                     ------------------------
Stephen K. Carter, M.D. ..................  Consultant; formerly in clinical, regulatory, research and development positions at Sugen, Inc., Boehringer
                                            Pharmaceuticals, Bristol-Myers Squibb, and the National
                                            Cancer Institute
Sharron H. Francis, Ph.D. ................  Professor, Department Molecular Physiology and
                                            Biophysics, Vanderbilt University School of Medicine
Anil Kumar Rustgi, M.D. ..................  T. Grier Miller Associate Professor of Medicine and
                                            Genetics, University of Pennsylvania School of Medicine
Alan C. Sartorelli, Ph.D. ................  Alfred Gilman Professor of Pharmacology, Yale University
                                            School of Medicine; Director of Yale Comprehensive
                                            Cancer Center
Joan H. Schiller, M.D., F.A.C.P. .........  Professor, Department of Medicine, Section of Medical
                                            Oncology, University of Wisconsin, Madison, WI.
Richard Schilsky, M.D.....................  Associate Dean for Clinical Research, Professor of
                                            Medicine, Biological Sciences Division and the Pritzker
                                            School of Medicine, Director of University of Chicago
                                            Cancer Research Center
George W. Sledge, M.D. ...................  Professor, Departments of Medicine and Pathology and
                                            Ballve Lantero Professor of Oncology, Indiana
                                            University.
Daniel D. Von Hoff, M.D. .................  Director, Arizona Cancer Center; Professor of Medicine,
                                            The Arizona Health Sciences Center, Tucson; Co-Director
                                            of Research, U.S. Oncology, Inc.
Louis M. Weiner, M.D. ....................  Chairman of the Department of Medical Oncology, Division
                                            of Medical Science at Fox Chase Cancer Center; Professor
                                            in the Department of Medicine, Temple University School
                                            of Medicine
I. Bernard Weinstein, M.D. ...............  Frode Jensen Professor of Medicine, Professor of
                                            Genetics and Development and Public Health, Columbia
                                            University; Director Emeritus, Herbert Irving
                                            Comprehensive Cancer Center, Columbia University

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

     We hold title or exclusive licenses to several issued U.S. patents and pending patent applications relating to the therapeutic uses of Aptosyn(R) (exisulind) in the treatment of neoplasia, precancerous lesions and/or other indications. A composition of matter patent is not available to us (or anyone else) because the sulfone derivative of sulindac, now named exisulind, was described in the scientific and patent literature over 20 years ago. Thus, our current patent rights relating to Aptosyn(R) (exisulind) are limited to a series of patents and patent applications pertaining to various specific uses of Aptosyn(R) (exisulind). We have also been issued or hold exclusive licenses to various foreign patents (including patents in various European countries, Australia, Canada, Korea and Japan) and pending applications relating to the use of Aptosyn(R) (exisulind) in pharmaceutical compositions for the treatment of neoplasia, precancerous lesions and/or other indications. In Europe, our patent rights relating to Aptosyn(R) (exisulind) are directed to the use of Aptosyn(R) (exisulind) in the manufacture of pharmaceutical compositions for the treatment of precancerous lesions. We also hold title or exclusive licenses to several pending U.S. and international patent applications relating to uses of exisulind in combination with certain existing conventional chemotherapeutics.

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

     Competitors may manufacture and sell our potential products in those countries where we have not filed for patent protection or where patent protection may be unavailable, not obtainable or ultimately not enforceable. The ability of such competitors to do this is usually governed by the patent laws of the countries in which the product is sold. If clinical uses of exisulind are discovered beyond those set forth in our patent claims, we may not be able to enforce our patent rights against companies marketing exisulind for such other clinical uses.

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

     Aptosyn(R) is our registered trademark for exisulind. We have filed to perfect foreign trademark rights in the mark. While we have searched for confusingly similar marks and believe that Aptosyn(R) (exisulind) is available for use on our product under prevailing standards of trademark law, there can be no guarantee that that mark will survive any challenges by others, or that others have not perfected or attempted to perfect rights in a confusingly similar mark. In the event of a successful challenge to our adoption and use of Aptosyn(R) (exisulind), we could be forced to change our proposed mark in one or more countries in the world.

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

     We expect near-term competition from fully integrated and more established pharmaceutical and biotechnology companies. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than we and represent substantial long-term competition for us. Such companies may succeed in discovering and developing pharmaceutical products more rapidly than we or pharmaceutical products that are safer, more effective or less costly than any we may develop. Such companies also may be more successful than we in production and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct clinical trials, seek patent protection and establish collaborative arrangements for the development of oncology products.

     We will face competition based on a number of factors: product efficacy and safety; the timing and scope of regulatory approvals; availability of supply; marketing and sales capability; reimbursement coverage; price; and patent position. Our competitors may develop safer and more effective products. Our competitors may obtain patent protection or intellectual property rights that limit our ability to commercialize products. Our competitors may develop or commercialize products earlier than we. Our issued patents or pending patent applications, if issued, may be challenged, invalidated or circumvented and the rights granted thereunder may not provide proprietary protection or competitive advantage to us.

     Competition will affect not only such products as we may develop ourselves but also those products manufactured by others and marketed by us. In the field of treatment for prostate cancer, substantial competition exists for Nilandron(TM) (nilutamide) which we commenced marketing for Aventis in September of 2000. In the field of oral mucositis, we must anticipate substantial competition for Gelclair(TM) Concentrated Oral Gel (manufactured by Sinclair) which we plan to commence distributing in the second quarter of 2002. We must also expect competition for any additional product which we may market and sell in the future. Such competition may be expected to reduce or restrain the revenues which otherwise might be produced in respect of the product marketed.

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

     Satisfaction of such regulatory requirements, which includes demonstrating to the satisfaction of the FDA that the relevant product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product. It also requires the expenditure of substantial resources. Preclinical studies must be conducted in conformance with the FDA's Good Laboratory Practice ("GLP") regulations. Our compounds require extensive clinical trials and FDA review as new drugs. Clinical trials are vigorously regulated and must meet requirements for FDA review and oversight and requirements under Good Clinical Practice ("GCP") guidelines. We may encounter problems in clinical trials which would cause us or the FDA to delay or suspend clinical trials. In 2001, the FDA required suspension of the enrollment of new patients in our Phase III lung cancer trial pending completion of an interim safety analysis by a Data Safety and Monitoring Board and FDA; enrollment of new patients was thereby interrupted and delayed by about two months. Any future delay or suspension could be longer and could have a material adverse effect on our business, financial condition and results of operations. The steps required before a drug may be marketed in the U.S. include: (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an application for an IND exemption, which must become effective before human clinical trials may commence; (iii) human clinical trials to establish the safety and efficacy of the drug; (iv) submission of a detailed NDA to the FDA; and (v) FDA approval of the NDA. In addition to obtaining FDA approval for each product, each domestic establishment where the drug is to be manufactured must be registered with the FDA. Domestic manufacturing establishments must comply with the FDA's Good Manufacturing Practices regulations and are subject to periodic inspections by the FDA. Foreign manufacturing establishments manufacturing drugs intended for sale in the U.S. also must comply with Good Manufacturing Practice regulations and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

     Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the metabolic and pharmacologic activity and potential safety and efficacy of the product. Preclinical tests must be conducted by laboratories that comply with FDA regulations regarding GLP. The results of preclinical tests are submitted to the FDA as part of an IND, which must become effective before the sponsor may conduct clinical trials in human subjects. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in FDA authorization of the commencement of clinical trials. A separate IND application may be required by the FDA, in its sole discretion, as to each indication. Our cancer prevention and therapeutic studies for Aptosyn(R) (exisulind) are being conducted under our IND application filed in December 1993. Clinical trials of CP461 are proceeding under our IND filed in December 1998.

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

     The results of the preclinical studies and clinical trials are submitted to the FDA as part of an NDA for approval of the marketing of the drug. The NDA also includes information pertaining to the chemistry, formulation and manufacture of the drug and each component of the final product, as well as details relating to the sponsoring company. In prior years, the NDA review process has taken from one to two years on average to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated. The process may take substantially longer if the FDA has questions or concerns about a product. In general, the FDA requires at least two adequate and well-controlled clinical studies demonstrating safety and efficacy in order to approve an NDA. However, under FDAMA the FDA may determine that data from one study is adequate. The FDA may, however, request additional information, such as long-term toxicity studies or other studies relating to product safety, and may increase, decrease or re-characterize the number and phases of trials required for approval. Notwithstanding the submission of requested data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval.

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

     As discussed above, we submitted an NDA for Aptosyn(R) (exisulind) for the indication of FAP in August 1999. The FDA issued a "not approvable" letter with respect to that NDA in September 2000. We cannot predict when, if ever, we will submit another NDA for Aptosyn(R) (exisulind), for CP461 or for any other compound currently under development. See the discussion of Aptosyn(R) (exisulind) and CP461 above under "Products in Development."

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

     Potential future sales of our products outside the U.S. will be subject to foreign regulatory requirements governing clinical trials, marketing approval, manufacturing and pricing. Non-compliance with these requirements could result in enforcement actions and penalties or could delay introduction of our products in certain countries.

     Our clinical trial strategy for the development of drugs for the prevention of precancerous lesions assumed that, for precancer trials, the FDA will accept reduction in the formation of precancerous lesions as an endpoint. To date, the FDA has not approved any compounds which are solely chemoprevention compounds, and there can be no assurance that the FDA will approve such compounds in the future. Should the FDA require us to demonstrate the efficacy of Aptosyn(R) (exisulind) in the reduction of certain cancers or in overall mortality rates resulting from certain cancers, our clinical trial strategy for precancerous conditions would be materially and adversely affected. Significant additional time and funding would be required to demonstrate such efficacy. For these and other reasons, we may not be able to successfully develop a safe and efficacious chemoprevention product. If we do succeed in obtaining approval for a cancer chemopreventive product, the product may not be commercially viable or accepted in the market place.

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

Another program provides for accelerated approval based on a surrogate endpoint. This does not mean that any future products CPI may develop will be eligible for evaluation by the FDA under these regulations. Nor does this mean that Aptosyn(R) (exisulind) or any future products we may develop, if eligible for these programs, will be approved for marketing sooner than would be traditionally expected, if ever. Regulatory approval granted under these regulations may be restricted by the FDA as necessary to ensure the safe use of the drug. In addition, post-marketing clinical studies may be required. If Aptosyn(R) (exisulind) or any of our future products do not perform satisfactorily in such post-marketing clinical studies, they would likely be required to be withdrawn from the market.

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

     Among the requirements for product approval is the requirement that prospective manufacturers conform to the Good Manufacturing Practices standards, which also must be observed at all times following approval. Accordingly, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure compliance with Good Manufacturing Practices standards. Failure to so comply subjects the manufacturer to possible FDA action, such as the suspension of manufacturing or seizure of the product. The FDA may also request recall of products.

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

     The considerations discussed above apply not only to products which we intend to develop but also to products manufactured by others which we market now or may market in the future, including Nilandron(R) (nilutamide) and Gelclair(TM) Concentrated Oral Gel.

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

MARKETING AND SALES

     We have established our own marketing organization. In the third quarter of 2000, we also established a third-party sales force through an agreement with Innovex. During the first quarter of 2002 we converted the third-party sales force to our own sales force. We market Nilandron(R) (nilutamide) in the U.S. and Puerto Rico. In January 2002 we became the exclusive distributor of Gelclair(TM) Concentrated Oral Gel in North America. The sales force consists of approximately 15 people who have been promoting Nilandron(R)

(nilutamide) to urologists and oncologists. Our plan is that the sales force will promote Gelclair(TM) Concentrated Oral Gel to oncologists upon its introduction which is anticipated for the latter part of the second quarter 2002. To date, none of our own products have been approved for marketing. We intend to evaluate and consider alternatives for marketing and selling our products when they are approved, if ever. We may market and sell our products on our own or through a third-party sales force and/or, if appropriate, through co-marketing or other agreements with other companies.

     We have entered into distribution agreements for Aptosyn(R) (exisulind) in Canada and Israel. If we receive approvals to market our products in international markets, we anticipate marketing our products internationally by entering into strategic alliance agreements with organizations that have local resources and expertise. See under "Risk Factors" below the section discussing our lack of sales and marketing experience and our dependence on third parties.

EMPLOYEES

     As of March 7, 2002, CPI employed approximately 77 persons full-time.

EXECUTIVE OFFICERS

     ROBERT J. TOWARNICKI, 50, has served as Chief Executive Officer and a Director of CPI since October 1996; as President of CPI since January 1998; and as Chairman of the Board of Directors since May 31, 2000. Prior to joining CPI, from 1992 to 1996, he served as President, Chief Operating Officer, a director and most recently as Executive Vice President of Integra LifeSciences Corporation, the publicly-held parent firm for a group of biotechnology and medical device companies, including Collatech, Inc., ABS LifeSciences Inc., Telios Pharmaceuticals, Inc. and Vitaphore Corporation. From 1991 to 1992, he served as Founder, President and Chief Executive Officer of MediRel, Inc. From 1989 to 1991, he was General Manager of Focus/MRL, Inc. From 1985 to 1989, he was Vice President of Development and Operations for Collagen Corporation and from 1974 to 1985, he held a variety of operations management positions at Pfizer, Inc. and Merck & Co., Inc. Mr. Towarnicki was a Ph.D. candidate in Pharmaceutical Chemistry at Temple University School of Pharmacy and received his M.S. and B.S. degrees from Villanova University.

     RIFAT PAMUKCU, M.D., 44, has served as CPI's Chief Scientific Officer since inception of the enterprise in 1990; as Vice President, Research and Development since 1993; as Senior Vice President since 1997; as Executive Vice President since July 2000; and as a member of the Board of Directors since September 2000. Dr. Pamukcu is a co-founder of CPI. Prior to joining CPI full time in 1993, from 1989 to March 1993, he was Assistant Professor of Medicine at the University of Cincinnati and co-chair of CPI's Scientific Advisory Board. He continued as an Adjunct Assistant Professor of Medicine at the University of Cincinnati from 1993 to 1995. He was a postdoctoral fellow from 1986 to 1989 in the Division of Gastroenterology at the University of Chicago. Dr. Pamukcu received a B.A. in Biology from Johns Hopkins University in 1979 and an M.D. degree from the University of Wisconsin School of Medicine in 1983. He has authored over 95 journal article, textbook chapters and scientific abstracts. He is an inventor on over 180 issued or pending patent applications.

     ROBERT E. BELLET, M.D., 59, has served as Senior Vice President, Clinical and Regulatory Affairs, since joining CPI in July 2000. Dr. Bellet came to Cell Pathways from Aventis Pharmaceuticals (formerly Rhone-Poulenc Rorer) where he was initially Associate Director, Research and Development, Oncology (Taxotere(R)) and subsequently Director, Medical Affairs, Oncology. Prior to the pharmaceutical industry, Dr. Bellet held a number of full-time academic and clinical research positions in oncology at the Fox Chase Cancer Center and Jefferson Medical College. He is a Fellow of the American College of Clinical Pharmacology and the American College of Physicians. Dr. Bellet is a Board Certified Medical Oncologist and member of the American Association for Cancer Research and the American Society of Clinical Oncology. He has authored 60 journal articles and textbook chapters.

     MARTHA E. MANNING, ESQ., 47, has served as Senior Vice President, General Counsel and Secretary since joining CPI in October 2000. From 1993 to 1999 she served as General Counsel and Secretary of U.S. Bioscience, Inc., as a Vice President from 1993-1996, as a Senior Vice President from 1996-1998 and as an Executive Vice President from 1998-1999. From 1988 to 1993 she served as General Counsel of The Wistar

Institute, a premier biomedical research institution. From 1983 to 1988 she was an associate of the law firm of Morgan, Lewis & Bockius. She served as a financial analyst with the U.S. Department of the Treasury from 1978 to 1980. She received a J.D. from the University of Pennsylvania Law School and B.B.A. from the University of Massachusetts.

     BRIAN J. HAYDEN, 50, has served as Vice President, Finance and Chief Financial Officer of CPI since November 1997 and as Treasurer since June 1998. Prior to joining CPI, during 1996 and 1997 he served as Vice President of Finance and Administration for NeoStrata, Inc., a dermatology company, and Vice President and Chief Financial Officer of Micrus Corporation, a medical device company. From 1992 to 1996, he served as Vice President, Finance, Chief Financial Officer and Treasurer of Biomatrix, Inc. From 1976 to 1992, Mr. Hayden served in senior financial management positions in the pharmaceutical, biotechnology and health care industries, including Hoffmann-La Roche, Inc. From 1973 to 1976 he served on the audit staff of Coopers and Lybrand LLP. Mr. Hayden received a B.B.A. in Accounting from Loyola University of Chicago and completed graduate courses at Seton Hall University.

     LLOYD G. GLENN, 46, has served as Vice President, Marketing of CPI since June 1998 and as Vice President, Sales and Marketing since January 2000. Prior to joining CPI, from 1995 to 1998, he served as Vice President of Marketing for Athena Neurosciences, Inc., the Neurological Division of Elan. From 1983 to 1994, he served in a series of sales management positions, ultimately serving as Senior Product Manager for the Pharmaceutical Division of Allergan, Inc. His additional past experience includes positions at Block Drug, from 1982 to 1983, and Airwork, a subsidiary of Purex, Inc. from 1981 to 1982. Mr. Glenn received his B.S. degree in marketing from Brigham Young University.

                                  RISK FACTORS

     The following risk factors relate to the business of the Company and qualify the statements made in this report about the business of the Company. These factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and/or presented elsewhere by management from time to time. The subheadings below identify the risks discussed but cannot do so completely. Each subsection may relate to more than one aspect of the Company's business. Accordingly, each risk factor should be considered carefully in evaluating the business of the Company and any investment in the Company. These risk factors should be read in conjunction with the related descriptions of the business of the Company contained in this report, particularly those set forth above in this Item 1. Attention is also directed to the SEC filings of the Company on Forms 10-K, 10-Q, 8-K and S-3, particularly the sections entitled "Business Description," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and "Other Events."

     Prospective investors should carefully consider the following risk factors and the other information included in this report, including the documents incorporated by reference in this report, before deciding to invest in the common stock.

WE HAVE A HISTORY OF NET LOSSES AND MAY NEVER BECOME PROFITABLE.

     We are a development stage pharmaceutical company. Our business has experienced significant operating losses since its inception in 1990. We have not received any revenue from the sale of our own products (none has been approved for marketing), have received only immaterial revenues from rendering marketing services to promote Nilandron(R) (nilutamide), made and sold by Aventis Pharmaceuticals, Inc., ("Aventis") and intend to start selling Gelclair(TM) Concentrated Oral Gel, manufactured by Sinclair Pharmaceuticals Ltd. ("Sinclair"), in the second quarter of 2002. As of December 31, 2001, we had an accumulated deficit of $123,284,737. We expect to incur additional operating losses for at least the next several years and expect cumulative losses to increase substantially as research and development efforts and preclinical and clinical testing expand. If we succeed in obtaining marketing approval for any of our product candidates, we will incur significant manufacturing and marketing costs. Among other things, our ability to achieve profitability is dependent on our ability, alone or with others, to:

     - obtain additional financing;

     - successfully complete the development of our product candidates;

     - obtain the required regulatory approvals;

     - successfully manufacture and market, or have others successfully manufacture and market, our own product candidates;

     - successfully market any products we may in-license from third parties;
       and

     - gain market acceptance for our product candidates.

     We may never achieve profitability.

WE ARE AT AN EARLY STAGE OF DEVELOPMENT AND HAVE NO PRODUCTS APPROVED FOR SALE; ONLY TWO OF OUR PRODUCT CANDIDATES HAVE BEEN SUBJECT TO CLINICAL STUDIES; THE FDA HAS ISSUED A "NOT APPROVABLE" LETTER WITH RESPECT TO OUR NEW DRUG APPLICATION, OR NDA, FOR USE OF THE FIRST PRODUCT CANDIDATE, APTOSYN(R) (EXISULIND), IN FAMILIAL ADENOMATOUS POLYPOSIS, OR FAP; AND OUR LONG-TERM VIABILITY WILL BE IMPAIRED IF WE ARE UNABLE TO OBTAIN REGULATORY APPROVAL FOR, OR SUCCESSFULLY MARKET, OUR PRODUCT CANDIDATES.

     We have only two product candidates that have been subject to clinical trials: Aptosyn(R) (exisulind) and CP461. Our business is significantly dependent upon the successful development and approval of these product candidates for one or more cancerous or precancerous disease conditions.

     The first disease condition for which we have been clinically testing Aptosyn(R) (exisulind) is FAP, an inherited disease characterized by the development of hundreds to thousands of polyps in the colon and the progression to colon cancer if left untreated. In August 1999, we submitted a NDA to the FDA for Aptosyn(R) (exisulind) in the treatment of FAP. On September 25, 2000, the FDA issued a "not approvable" letter finding that the information presented as to the safety and efficacy of Aptosyn(R) (exisulind) for the treatment of FAP was not adequate for approval for that indication. The future of the FAP program is uncertain.

     A separate NDA must be filed with respect to each disease indication for which marketing approval of a drug is sought. Each such NDA, in turn, requires the successful completion of lengthy clinical trials demonstrating the safety and efficacy of the drug for that particular indication. We may not successfully complete the clinical trials necessary for a further NDA filing for Aptosyn(R) (exisulind) or for an NDA filing for CP461. Even if we do file one or more NDAs, we may not receive regulatory approval of any of them. If we are not able to obtain FDA approval for any indication with substantial market potential, our ability to ever become profitable would be impaired.

     We are conducting early-stage clinical trials of CP461. These clinical trials may fail to yield data that are favorable or useful for purposes of further developing this product candidate and ultimately seeking regulatory approval for marketing it. We have not developed any other compound to the extent necessary to commence clinical trials.

     We are investigating Aptosyn(R) (exisulind) and CP461 in combination with other approved chemotherapeutic agents. While we have scientific rationale for the combinations under investigation, there can be no assurance that the combinations will be more effective than the single approved chemotherapeutic agent for the disease indication being investigated. The combination of these agents may not result in increased efficacy and may even interfere with the efficacy of the chemotherapeutic agent being combined with our products. There is also risk that the combinations may result in unexpected toxicity, or increase side effects associated with the individual drugs to an unacceptable level.

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

     - one or more competing products may be approved for the same or a similar disease condition, raising the hurdles to approval of the product candidate;

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

     Our ability to market Aptosyn(R) (exisulind) in a disease indication is dependent on our ability to provide the FDA with sufficient data to support approval of an NDA for that disease indication. We cannot assure that we will ever be able to provide such information. With respect to CP461, and any other compound that we may decide to develop, development may not be complete and marketing of such product candidates may not occur for at least several years, if at all. We have limited experience in managing clinical trials, and delays or terminations of clinical trials we undertake in the future could impair our development of product candidates. In our Phase III lung cancer study of Aptosyn(R) (exisulind) in combination with Taxotere(R) (docetaxel) the FDA held up enrollment of new patients for about two months pending interim safety analysis of those already enrolled and treated. Delays or terminations of any clinical trials could result from a number of factors, including adverse events, stringent enrollment criteria, slow rate of enrollment, size of the patient population, having to compete with other clinical trials for eligible patients, geographical considerations and others.

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

OUR BUSINESS WILL BE HARMED IF WE FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS. ISSUING NEW SHARES TO RAISE CAPITAL WILL DILUTE CURRENT STOCKHOLDERS' OWNERSHIP.

     We believe that our available cash will be sufficient to fund operations into the first quarter of 2003. We will need to raise substantial additional funds to continue our business activities. Among other things, we anticipate that we will devote expenditures to the following:

     - continuing current clinical studies, and initiating additional clinical studies, relating to Aptosyn(R) (exisulind) in connection with our attempt to obtain future FDA approval of Aptosyn(R) (exisulind) in one or more disease indications;

     - continuing current clinical studies, and initiating additional clinical studies, relating to CP461 in connection with our attempt to obtain future FDA approval of CP461 in or more disease indications;

     - preclinical studies relating to Aptosyn(R) (exisulind), CP461 and additional compounds for cancerous and precancerous disease conditions;

     - regulatory approval processes;

     - drug development and formulation;

     - production of product candidates for clinical trials;

     - basic research; and

     - establishment and support of sales, marketing and distribution capabilities.

     The amount of capital we may need depends on many factors, including:

     - the progress of our research and development programs;

     - the progress of preclinical testing;

     - the progress of clinical testing of Aptosyn(R) (exisulind), CP461 and other compounds;

     - whether the FDA approves any NDA for Aptosyn(R) (exisulind), CP461 or any other SAAND with regard to any indication;

     - the time and costs involved in obtaining regulatory approvals;

     - the costs relating to patents and other intellectual property;

     - our ability to establish collaborative arrangements;

     - the effect of any changes or development in our existing collaborative relationships;

     - the effect of competing technological and market developments;

     - our ability to successfully commercialize an approved product candidate; and

     - our ability to successfully market the products of others, including Nilandron(R) (nilutamide) and Gelclair(TM) Concentrated Oral Gel.

     We do not know whether additional financing will be available on acceptable terms when needed. We may seek to raise funds through public or private equity offerings or debt financings or through corporate collaborations and licensing arrangements.

     If we raise additional capital by issuing equity securities, our stockholders' percentage ownership will be reduced, and our stockholders may experience substantial dilution. At the time we are trying to raise capital, market conditions may be adverse. Any equity securities, or equity or debt securities convertible into Common Stock, issued may also provide rights, privileges or preferences superior to the Common Stock. If we raise additional funds by issuing debt securities, we may be subject to significant restrictions on our operations. Also, any debt securities may be convertible into Common Stock and cause additional dilution through such conversion. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

     As of December 31, 2001, our outstanding equity securities included:

     - warrants, outstanding or issuable, to purchase 4,503,249 shares of our Common Stock for an exercise price of $12.00 per share; and

     - options, exercisable at various exercise prices between $0.32 and $49.88, to purchase 3,822,900 shares of our Common Stock.

     Investors in our Common Stock could experience substantial dilution of their investment if these warrants and options are exercised.

FUTURE SALES OF SHARES MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

     If stockholders sell a substantial number of shares of our Common Stock in the public market, or if the Company issues and sells new shares, or if investors perceive that these sales might occur, the market price of our Common Stock could decrease. Such a decrease could make it difficult for us to raise capital by selling our stock in the future. To the extent additional shares of capital stock are issued, investors purchasing our Common Stock or securities convertible into common stock may incur additional dilution.

OUR BUSINESS MAY BE HARMED BY PENDING OR FUTURE LITIGATION.

     Following our announcement on February 1, 1999 that we anticipated a delay in filing a NDA for Aptosyn(R) (exisulind) for FAP, our stock price dropped. Shortly thereafter, five stockholder class actions were filed against the Company on behalf of purchasers of our stock during the period October 7, 1998 to February 2, 1999. This litigation was settled in 2001 with payment by our insurance company of $3.75 million. Following our announcement on September 22, 2000 that the FDA had advised us that our NDA for FAP was not approvable, our stock price dropped again. In March, April and May of 2001, eleven stockholder class actions were filed against the Company on behalf of purchasers of our stock during the period October 27, 1999 to September 22, 2000. In February 2002, agreement in principle was reached to settle this litigation with the issuance of 1.7 million shares of Common Stock by the Company and the payment of $2 million. In connection with this settlement, the Company's insurance company has agreed to pay the Company $2 million. Settlement of the second litigation requires approval of the court, and there is no assurance that such approval will be received. Similar litigation may be instituted against the Company in the future at any time that there is a substantial drop in the market price of our stock, regardless of the reason for the drop. The second litigation described above (if the settlement is not approved by the court or otherwise does not become final) and any future litigation could result in substantial expense and diversion of our attention from our business and could result in substantial damage awards which could have a material adverse impact on our business. There can be no assurance that the Company will be successful in its defense of any such litigation, regardless of how unmeritorious such litigation may be, nor can there be any assurance that insurance will be either available, applicable or sufficient to cover the costs of judgment, settlement or conduct of the litigation.

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

     - operate without infringing the proprietary rights of others; and

     - otherwise maintain adequate protection of our intellectual property for our technologies and products in the U.S. and other countries.

     We have several patents and pending U.S. patent applications relating to the therapeutic uses of Aptosyn(R) (exisulind). However, the composition of matter patent for exisulind, which is desirable because it gives patent protection for a drug's chemical compound, is not available because exisulind was described in scientific and patent literature over 20 years ago. Therefore, if clinical uses of exisulind are discovered beyond those covered by our patent claims, we may not be able to enforce our patent rights against companies marketing the compound with respect to these other clinical uses. In general, patent protection currently lasts only approximately 17-20 years, depending on the filing date of the patent application, the issuance date of the patent and, sometimes, the time required for FDA approval. However, it can take many more years than offered by patent protection to transform a drug discovery through testing and development into a commercially viable product. Moreover, patent applications filed by us or on our behalf may not result in patents being issued to us. Even if a patent is issued, the patent may not afford protection against competitors with similar technology. Others may independently develop similar technologies or duplicate our technology. It is possible that before any of our potential product candidates can be commercialized, the related patents may expire, or remain in existence for only a short period following commercialization, thus reducing the advantage of the patent.

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

     Extensive litigation regarding patents and other intellectual property rights characterizes our industry. We may become involved in litigation or interference proceedings declared by the U.S. Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the U.S. If any of our competitors have filed patent applications or obtained patents that claim inventions that we also claim, we may have to participate in an interference proceeding to determine priority of invention and, therefore, who has the right to a patent for these inventions or discoveries in the U.S. If a litigation or interference proceeding is initiated, we may have to spend significant amounts of time and money to defend our intellectual property rights or to defend infringement claims of others. Litigation or interference proceedings could divert our management time and effort. Even unsuccessful claims against us could result in significant legal fees and other expenses, diversion of management time and disruption in our business. Any of these events could harm our ability to compete and adversely affect our business.

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

WE FACE INTENSE COMPETITION WHICH COULD HARM OUR BUSINESS AND OPERATING RESULTS.

     Our industry is very competitive. It is characterized by extensive research and development efforts and rapid technological progress. Discoveries and commercial developments by our competitors may render some or all of our product candidates obsolete. Many of our potential competitors have longer operating histories, greater name recognition, and substantially greater financial, technical and marketing resources than we have. These competitors may succeed in discovering and developing pharmaceutical products more rapidly than we do or pharmaceutical products that are safer, more effective or less costly than any that we may develop. Competing products may obtain regulatory approval sooner and may be marketed more successfully than our product candidates.

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

     Aggressive industry competition must also be expected to affect our efforts to market Nilandron(R) (nilutamide) and Gelclair(TM) Concentrated Oral Gel and to limit our revenues from these marketing efforts.

OUR BUSINESS WOULD BE ADVERSELY AFFECTED IF THIRD PARTIES UPON WHOM WE PLACE SUBSTANTIAL RELIANCE FAIL TO PERFORM THEIR OBLIGATIONS PROPERLY.

     We depend on third-party contractors to perform many activities on our behalf, including the following:

     - basic laboratory research studies;

     - animal toxicology studies;

     - animal efficacy studies;

     - human clinical trials;

     - bulk drug and finished product manufacture for our product candidates;

     - drug manufacture for the products we market for others, Nilandron(R) (nilutamide) and Gelclair(TM) Concentrated Oral Gel;

     - drug assay and characterization;

     - product formulation and finishing;

     - strategic consulting;

     - commercialization planning; and

     - product distribution.

     Subject to limited exceptions in foreign markets, we do not have any relationships with other pharmaceutical companies for the commercialization of our own products under development. We cannot assure that we will be able to negotiate cooperative arrangements relating to commercialization or any other aspect of our development and marketing of products in the future should we choose to do so. To the extent that we do not make arrangements with third parties, we must rely on our own limited resources. Any arrangements that we enter into may not be maintained, may not be performed properly by the third parties or may not prove to be successful. The failure of any third party to comply with applicable government regulations could substantially harm our development and marketing efforts and delay or prevent regulatory approval of our product candidates. If these third parties fail to perform their obligations properly and in compliance with applicable regulations, we may be compelled to delay our development efforts, and our business could be harmed.

WE MUST OBTAIN REGULATORY APPROVAL TO MARKET OUR PRODUCT CANDIDATES IN THE U.S. AND FOREIGN JURISDICTIONS.

     We must obtain regulatory approval before marketing or selling our product candidates. In the U.S., we must obtain approval from the FDA for each product candidate that we intend to commercialize. The drug development process is typically lengthy and expensive, and FDA approval is highly uncertain. Clinical studies which show favorable results may not be adequate for regulatory approval. We or our third-party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA before the product can obtain marketing approval. Products distributed outside the U.S. are also subject to foreign government regulation.

     On September 25, 2000, the FDA issued a "not approvable" letter with respect to the NDA that we submitted in August 1999 for Aptosyn(R) (exisulind) for the FAP indication. The NDA for FAP may never be approved, and the future of the FAP program is uncertain.

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

     - refusal to permit exports from the U.S.

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

     If we receive FDA approval, we will be subject to ongoing FDA obligations and continued regulatory review. In particular, we or third-party manufacturers that we use will be required to adhere to requirements pertaining to the FDA's current Good Manufacturing Practices requirement, commonly known as GMP. Under current Good Manufacturing Practices, we are required to manufacture our products and maintain our records in a prescribed manner with respect to manufacturing, testing and quality control activities. We will also be subject to ongoing FDA requirements for submission of safety and other post-market information. Similar regulatory requirements are in place in foreign countries for similar products approved in those countries. Our failure, or our third-party manufacturer's failure, to comply with the FDA and other applicable regulators could cause our business to be significantly harmed.

REIMBURSEMENT FOR ANY OF OUR FUTURE PRODUCTS MAY NOT BE AVAILABLE, WHICH MAY HARM OUR RESULTS OF OPERATIONS.

     Our ability to commercialize our products successfully will depend, in part, on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, such as Medicare and Medicaid in the U.S., private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, particularly for indications for which there is no current effective treatment or for which medical care typically is not sought. Adequate third-party coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of our products, our products may fail to achieve market acceptance and our results of operations will be harmed.

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

     Our completion of any preclinical trials for our product candidates involving large quantities of chemical compounds, or any future clinical trials and commercialization of product candidates, will require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We do not have the facilities or experience to manufacture the quantities of product candidates necessary for any such trials or commercial purposes on our own and do not intend to develop or acquire facilities for the manufacture of such quantities of product candidates in the foreseeable future. We have entered into agreements with third-party manufacturers for the manufacture of Aptosyn(R) (exisulind) and intend to rely on third-party contract manufacturers for our other product candidates. However, except with respect to Aptosyn(R) (exisulind) and CP461, we have not tested the manufacturing processes for our product candidates in quantities needed for clinical trials or commercial sales.

     Our manufacturing strategy presents the following risks:

     - we may not be able to locate acceptable manufacturers or enter into favorable long-term agreements with them;

     - we may not be able to interest multiple sources of supply and may be dependent on sole source or limited sources, in which case we may not be able to negotiate favorable agreements or may suffer business dislocation if sole or limited sources should fail to perform;

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

     - our product candidates require a long lead time to manufacture and the manufacturing process is complex; and

     - manufacturers of our product candidates are subject to current Good Manufacturing Practices, and similar foreign standards, and we do not have control over compliance with these regulations by third-party manufacturers.

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

     We currently have limited sales and marketing capabilities. In order to commercialize any of our product candidates, we must either internally develop extensive sales, marketing and distribution capabilities or make arrangements with third parties to perform these services.

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

WE MAY SUSTAIN LOSSES IN MARKETING AND/OR SELLING PRODUCTS MANUFACTURED BY
OTHERS.

     In September 2000, we began marketing and promoting the product Nilandron(R) (nilutamide), a hormonal therapy for advanced prostate cancer which is manufactured and sold to the market by Aventis. In the second quarter of 2002, we plan to commence marketing and selling Gelclair(TM) Concentrated Oral Gel which is manufactured by Sinclair and sold to us as exclusive distributor in North America. In the future we may enter into agreements to market additional products manufactured by others. The risks of these activities include:

     - physicians may not prescribe the products we market or sell;

     - patients may not use the products we market or sell;

     - price competition and/or product competition may constrain or reduce revenues;

     - Sales and marketing expense may exceed margins received on products sold and fees received on products marketed;

     - we may fail to successfully market, and Aventis may fail to successfully sell, Nilandron(R) (nilutamide) in quantities in excess of the thresholds necessary to entitle us to receive a percentage of the gross margin with respect to such excess sales;

     - we may fail to successfully market and sell Gelclair(TM) Concentrated Oral Gel in quantities equal to or in excess of our minimum purchase requirements of Gelclair(TM) Concentrated Oral Gel from Sinclair;

     - customers may fail to pay for product;

     - we may be exposed to product liabilities not effectively covered by indemnification or insurance;

     - suppliers and manufacturers may fail to manufacture or to manufacture in accordance with specifications, or may fail to deliver product, or may otherwise default;

     - FDA or foreign regulatory authorities may inspect manufacturing facilities making these products and find that the facilities do no comply with Good Manufacturing Practice requirements and may as a result stop the facilities from manufacturing products until such facilities can be brought into compliance; and

     - we may breach any of our obligations and forfeit our right to continue to market and distribute these products.

     Any of these factors could expose us to commercial losses and/or liabilities which, depending on the magnitude and circumstances, could have a material adverse effect on us.

WE MAY BREACH THE AGREEMENTS UNDER WHICH WE LICENSE COMMERCIALIZATION OR DEVELOPMENT RIGHTS TO PRODUCTS OR TECHNOLOGIES AND MAY THEREBY LOSE LICENSE RIGHTS THAT ARE IMPORTANT.

     We license rights to products and technology that are relevant to our business. These include rights to the products we market, Nilandron(R) (nilutamide) and Gelclair(TM) Concentrated Oral Gel, as well as intellectual property rights which may arise during the course of our development programs. We are subject to various obligations with respect to marketing efforts, care of products, insurance, publicity, intellectual property and other matters relating to commercialization or to development. If we fail to comply with any of these requirements, or otherwise breach a license agreement or contract, the licensor or other contracting party may have the right to terminate the license or contract in whole or in part or to terminate the exclusive nature of the arrangement. In such event we would not only lose all or part of the benefit of the arrangement but also may be exposed to potential liabilities for breach in the form of damages or obligation to license technology.

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

IF WE ENGAGE IN ANY ACQUISITION OR BUSINESS COMBINATION, WE WILL INCUR A VARIETY OF RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS OR OUR STOCKHOLDERS.

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

WE MAY BE SUED FOR PRODUCT LIABILITY.

     Because we are involved in the drug discovery and development process, our business exposes us to potential product liability risks as our product candidates are clinically tested and when and if our drug candidates are commercialized. We may not be able to avoid product liability claims. This applies not only to our own products but also to products that we may market for others, including Nilandron(R) (nilutamide), which we market for Aventis, and Gelclair(TM) Concentrated Oral Gel manufactured by Sinclair. Product liability insurance for the pharmaceutical industry is generally expensive, if it is available at all. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates. We currently have product and clinical trial liability insurance in the amount of $10 million, but there can be no assurance that we will be able to maintain such insurance or that such insurance is adequate. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, our business could be harmed.

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

OUR COMMON STOCK PRICE WILL LIKELY CONTINUE TO BE HIGHLY VOLATILE.

     Our stock price, like the market price of the stock of other development-stage pharmaceutical companies, has been highly volatile. Companies may be sued when their stock price drops. Our stock price dropped substantially after we made an announcement on February 1, 1999 that we anticipated a delay in filing the NDA for Aptosyn(R) (exisulind) for FAP. Our stock price also dropped substantially on September 25, 2000 after we announced that the FDA had informed us that the FDA was issuing a "not approvable" letter in connection with the pending NDA for FAP. Separate stockholder class actions were filed against the Company after each of these declines in our stock price. Our stock price has also fluctuated substantially in response to statements which have appeared in the media. Other factors that may have a significant impact on our stock price include:

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

ITEM 3.  LEGAL PROCEEDINGS

     On November 21, 2001, the United States District Court for the Eastern District of Pennsylvania entered a final order dismissing the stockholder class action filed against the Company and certain of its officers and directors in 1999. The complaint in the class action had alleged that the Company had made false and misleading statements prior to February 1, 1999 about the efficacy and near term commercialization of the Company's lead drug candidate which had the effect of artificially inflating the price of the Company's Common Stock during the class period of October 7, 1998 to February 2, 1999. The class action was dismissed pursuant to the terms of a stipulation of settlement. The settlement amount, $3.75 million, was funded by the Company's primary insurance company in mid-2001.

     In March, April and May of 2001, eleven additional stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The lawsuits alleged that the Company and its officers made false and misleading statements about the Company's lead drug candidate which caused artificial inflation of the Company's stock price during the class period of October 27, 1999 to September 22, 2000, when the Company announced that the FDA had informed the Company that it would be receiving a "not approvable" letter for its new drug application for its leading drug candidate. In February 2002, agreement in principle was reached to settle this litigation for the issuance of 1.7 million shares of Common Stock by the Company and the payment of $2 million. In connection with the settlement, the Company's insurance company has agreed to pay $2 million to the Company. This settlement is subject to execution of a final agreement and court approval, after which notice and an opportunity to object must be furnished to the class. There is no assurance that the settlement will be approved or completed in a timely fashion or at all.

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

2001                                                 HIGH       LOW
----                                                -------   -------
First Quarter.....................................  $ 7.500   $ 3.875
Second Quarter....................................  $ 8.160   $ 3.594
Third Quarter.....................................  $ 6.890   $ 3.290
Fourth Quarter....................................  $ 7.620   $ 3.000

2000                                                 HIGH       LOW
----                                                -------   -------
First Quarter.....................................  $66.000   $ 9.000
Second Quarter....................................  $38.625   $17.625
Third Quarter.....................................  $37.625   $ 7.016
Fourth Quarter....................................  $10.750   $ 3.250

     As of February 28, 2002, there were approximately 1,300 holders of record of the Common Stock. This does not reflect beneficial stockholders who hold their stock in nominee or "street" name through various brokerage firms.

     During 2001, the Company did not sell any securities which were not registered under the Securities Act of 1933.

DIVIDENDS

     The Company has never paid cash dividends on its Common Stock and does not expect to pay cash dividends on its Common Stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------
                                      2001            2000           1999           1998           1997
                                  -------------   ------------   ------------   ------------   ------------
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
REVENUES........................  $     942,231   $    329,694   $         --   $         --   $         --
EXPENSES:
  Research and development......     17,765,243     22,257,805     16,254,858     16,052,232      8,756,499
  Selling, general and
    administrative..............      7,756,128      7,246,582      4,849,162      4,253,537      1,967,057
  Litigation settlement and
    expense.....................      8,492,000             --             --             --             --
                                  -------------   ------------   ------------   ------------   ------------
      Operating loss............    (33,071,140)   (29,174,693)   (21,104,020)   (20,305,769)   (10,723,556)
INTEREST INCOME, net............      1,666,705      2,257,885      1,470,298        960,333        426,644
                                  -------------   ------------   ------------   ------------   ------------
NET LOSS........................  $ (31,404,435)  $(26,916,808)  $(19,633,722)  $(19,345,436)  $(10,296,912)
                                  =============   ============   ============   ============   ============
  Basic and diluted net loss per
    Common share................  $       (1.01)  $      (0.96)  $      (0.79)  $      (3.04)  $      (3.63)
                                  =============   ============   ============   ============   ============
  Shares used in computing basic
    and diluted net loss per
    Common share................     31,108,939     28,003,649     24,772,256      6,369,006      2,838,814
                                  =============   ============   ============   ============   ============

                                                                DECEMBER 31,
                                  -------------------------------------------------------------------------
                                      2001            2000           1999           1998           1997
                                  -------------   ------------   ------------   ------------   ------------
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and
    short-term investments......  $  27,713,915   $ 49,528,407   $ 32,013,118   $ 37,232,404   $  8,460,839
  Working capital...............     23,317,839     46,191,753     29,106,239     33,804,194      5,384,546
  Total assets..................     33,621,488     54,081,593     35,278,971     40,232,699     10,978,653
  Long-term debt................        180,330        457,800         33,917        159,897          9,259
  Redeemable Preferred Stock....             --             --             --             --      1,092,000
  Common Stock..................        311,482        310,734        261,059        242,796         29,901
  Convertible Preferred Stock...             --             --             --             --     32,158,000
  Deficit accumulated during the
    Development stage...........   (123,284,737)   (91,880,302)   (64,963,494)   (45,329,772)   (25,984,336)
  Total stockholders' equity....  $  25,533,641   $ 48,628,910   $ 31,462,742   $ 36,132,118   $  6,622,429

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and, as of November 3, 1998, the successor to, a Delaware corporation of the same name. As the context requires, the "Company" or "CPI" is used herein to signify the successor and/or the predecessor corporations.

     Certain statements in this report, and oral statements made in respect of this report, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors; the absence of approved products; history of operating losses and the need for further financing; dependence on the development, regulatory approval and market acceptance of one or more of our product candidates for one or more significant disease indications; early stage of development; the costs, delays and uncertainties inherent in scientific research, basic pharmaceutical research, drug development, clinical trials and the regulatory approval process, with respect to both our current product candidates and our future product candidates, if any; the risk that the Company does not conduct the clinical studies it may have planned to conduct or does not pursue development plans it may have planned to pursue; uncertainty that additional studies, if any, may not be positive; limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; uncertainty of obtaining regulatory approval of any compound for any disease indication whether due to adequacy of the development program, changing regulatory requirements or otherwise; the risk that the U.S. Food and Drug Administration ("FDA") will stop or further delay the phase III lung cancer study or any other study as a result of safety or otherwise; the risk that clinical studies do not result in the safety and efficacy necessary to obtain regulatory approvals; the risks of conducting clinical trials including the risk of conducting clinical trials of our drugs in combination with other drug therapies; the commercial risk and risk of liability in marketing and selling Gelclair(TM) Concentrated Oral Gel, including the risk that prescribers do not prescribe the product and sales do not materialize, the risks associated with product launch, manufacturing and marketing risks, and the risk that the Company's sales of Gelclair(TM) are less than the Company's minimum purchase obligations; the commercial risk and risk of liability in providing marketing services promoting Nilandron(R) (nilutamide) manufactured by Aventis Pharmaceuticals, Inc. ("Aventis") including the risk that Aventis' sales of Nilandron(R) do not exceed the threshold entitling the Company to a percentage of gross margin; the risk that the Company may enter into, or may fail to enter into, licensing, partnership or other collaborative arrangements or strategic alliances which accord to other companies rights with respect to one or more Company compounds, technologies or programs or in which the Company acquires new rights and obligations; the volatility of the market price of our Common Stock; our ability to sell securities registered under the shelf registration statement; acceptance of any product candidates by physicians and providers of healthcare reimbursement; the actions of competitors; the pace of technological changes in the biopharmaceutical industry; dependence upon third parties; the validity, scope and enforceability of patents; the risk of pending or future class action securities litigation; potential product liability claims; and availability and adequacy of insurance.

     These and other risks are detailed in our reports filed from time to time under the Securities Act and/or the Securities Exchange Act, including the sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Other Events' in our annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K and in such registration statements on Form S-3 as we may file from time to time. You are encouraged to read these filings as they are made. They are available over the Internet from the SEC in its EDGAR database at http://www.sec.gov and from the Company. Be sure to read the "Risk Factors" in
Item 1 (and also the discussion of the related subject matters appearing in Item
1).

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

OVERVIEW

     Cell Pathways, Inc. is a development stage pharmaceutical company focused on the research and development of products to treat and prevent cancer, the future commercialization of such products and the marketing and selling of oncology-related products produced by others. From the inception of the Company's business in 1990, operating activities have related primarily to conducting research and development, raising capital and recruiting personnel and, commencing in September 2000, the marketing of a product made by another company. The Company's initial investigational new drug application ("IND") was filed with the U.S. Food and Drug Administration ("FDA") in December 1993 for human clinical trials of the Company's first product candidate, Aptosyn(R) (exisulind). The Company filed an IND for its second product candidate, CP461, in December 1998. In August 1999, the Company submitted to the FDA a new drug application ("NDA") for use of Aptosyn(R) in treating familial adenomatous polyposis, an orphan drug indication. In September 2000, the Company received a "not approvable" letter from the FDA for this NDA. The Company currently is focusing its development resources on Aptosyn(R) and CP461 in various cancer indications. In March 2001, the Company initiated a phase III randomized, placebo controlled, double-blind multi-center study of 600 patients with advanced non-small cell lung cancer ("NSCLC"), refractory to standard platinum-containing combination chemotherapy, designed to evaluate Aptosyn(R) in combination with Taxotere(R) versus Taxotere(R) and placebo. In October 2001, the FDA put this study on clinical hold to new patient accrual pending completion of a planned interim safety analysis. Patients already enrolled on the protocol were allowed to continue treatment. Subsequent reviews by both the independent data and safety monitoring board ("DSMB") and the FDA resulted in the lifting of the clinical hold in December 2001 at which time the Company resumed enrollment of new patients. In the third quarter of 2001, the Company initiated pilot phase IIa studies of CP461 in various cancer indications.

     On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held company with no continuing operations) in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million. In October 1999, the Company issued 1.555 million shares of Common Stock for net proceeds of approximately $13.5 million. During the year ended December 31, 2000, the Company received approximately $23.1 million from the issuance of 3.2 million shares of Common Stock and approximately $20.8 million primarily from the exercise of previously issued Common Stock warrants and options. Common Stock outstanding at December 31, 2001 was 31.1 million shares.

     In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron Agreement") with Aventis to market Nilandron(R) (nilutamide) to urologists in the U.S. and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market Nilandron(R) in September of 2000. Under the terms of the Nilandron Agreement, the Company is responsible for its marketing and promotion expenses and receives a percentage of the gross margin on Aventis' sales, if any, in excess of a pre-established gross margin threshold. The Company recognized revenue under the Nilandron Agreement of $942,231 in 2001 and $329,694 for the four months it was marketed in 2000.

     In January 2002, the Company entered into a ten-year exclusive distribution agreement (the "Gelclair Agreement") with Sinclair Pharmaceuticals Ltd. ("Sinclair") to promote and distribute Gelclair(TM) Concentrated Oral Gel in North America (USA, Canada and Mexico). Gelclair(TM) is an oral gel formulation for the management and relief of inflammation and ulceration of the mouth caused by chemotherapy or radiotherapy treatments. The Company plans to promote Gelclair(TM) in the oncology market through the use of its sales force. Under the Gelclair Agreement, the Company has paid Sinclair $1 million for the exclusive right to market and distribute Gelclair(TM) in North America. Additionally, the Company has committed to inventory purchases of $4 million, $3 million and $5 million in 2002, 2003 and 2004, respectively, and could be responsible for milestone payments totaling $3 million related to the achievement of certain sales, patent and clinical trial milestones. The Company will purchase Gelclair(TM) from Sinclair and resell to North American markets, with any revenues derived from the sale of Gelclair(TM) being recognized by the Company.

     The Company has not received any revenue from the sale of its products, and none of its product candidates has been approved for marketing. The Company's income has been limited to interest income from investments and revenues from the Nilandron Agreement beginning in the fourth quarter of 2000, and its primary source of capital has been the sale of its equity securities, including the transaction with Tseng. Net losses were $31,404,435, $26,916,808 and $19,633,722 for the years ended December 2001, 2000 and 1999, respectively. As of December 31, 2001, the accumulated deficit was $123,284,737 and the cash, cash equivalents and short-term investments were $27,713,915. The Company anticipates that it will continue to incur additional operating losses for the next several years and that it will need to raise additional capital to sustain its operations. Should appropriate sources of funding not be available on terms acceptable to the Company, management would take action which could include the delay of certain clinical trials and research activities until such time as appropriate sources of funding were available. There can be no assurance that any of the Company's product candidates will be approved for marketing, that profitability will be attained or, if profitability is achieved, that the Company will remain profitable on a quarterly or annual basis in the future. The Company's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS

     Year Ended December 31, 2001 Compared with Year Ended December 31,
2000. Revenues were $942,231 and $329,694 for the years ended December 31, 2001 and December 31, 2000, respectively, related to the Nilandron Agreement. The Company began promoting Nilandron(R) to urologists in September 2000.

     Total expenses for the year ended December 31, 2001, including a litigation charge of $8,492,000, were $34,013,371, an increase of $4,508,984 or 15.3% from the same period in 2000. Research and development ("R&D") expenses for the year ended December 31, 2001 were $17,765,243, a decrease of $4,492,562 or 20.2% from the same period in 2000. This decrease was primarily due to reductions in 2001 of purchases of research materials for Aptosyn(R) offset partially by increases in clinical development expenses in 2001. Selling, general and administrative ("SG&A") expenses were $7,756,128 for the year ended December 31, 2001, an increase of $509,546 or 7.0% from the same period in 2000. This increase was primarily due to higher personnel expenses and a full year's marketing expenses for Nilandron(R) in 2001 versus four months of activity for the year ended December 31, 2000 as a result of the launch of Nilandron(R) in September 2000, offset partially by a reduction in pre-commercialization expenses for Aptosyn(R) in 2001.

     In February 2002, the Company reached an agreement in principle to settle its class action litigation. The December 31, 2001 financial statements include a charge of $8,492,000 for the settlement of this litigation and related expenses. The agreement provides for the Company to issue a fixed number of 1.7 million shares of its Common Stock and the payment of $2 million. In connection with the settlement, the Company's insurance company has agreed to pay $2 million to the Company. The litigation charge recorded in the fourth quarter of 2001 represents the fair value of the 1.7 million shares to be issued of $7.8 million and estimated legal costs of $655,000. Until such time as the settlement is approved by the court, the Company will adjust the above value of the 1.7 million shares based on the then current fair value of the shares. Such adjustments will result in non-cash income or expense in subsequent interim periods.

     Interest income, net of interest expense of $103,883, was $1,666,705 for the year ended December 31, 2001, a decrease of $591,180 or 26.2% from the same period in 2000, primarily due to lower average cash balances and lower interest rates.

     Year Ended December 31, 2000 Compared with Year Ended December 31,
1999. Revenues related to the Nilandron Agreement, which the Company began promoting in September 2000, were $329,694 for the year ended December 31, 2000.

     Total expenses for the year ended December 31, 2000 were $29,504,387, an increase of $8,400,367 or 39.8% from the same period in 1999. R&D expenses for the year ended December 31, 2000 were $22,257,805, an increase of $6,002,947 or 36.9% from the same period in 1999. This increase was primarily due to purchases of research materials for Aptosyn(R) for clinical trials and anticipated commercial supply needs, an increase in personnel, and expenses to support the development of Aptosyn(R) and CP461. SG&A expenses were $7,246,582 for the year ended December 31, 2000, an increase of $2,397,420 or 49.4% from the same period in 1999. This increase was primarily due to expenses associated with preparations for the commercialization of Aptosyn(R) and expenses associated with the hiring, training and support of a sales organization to promote Nilandron(R).

     Interest income, net of interest expense of $48,592, was $2,257,885 for the year ended December 31, 2000, an increase of $787,587 or 53.6% from the same period in 1999, primarily due to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily with the net proceeds received from the sale of equity securities, including the transaction with Tseng. Financing activities have generated net proceeds of approximately $140.6 million from inception through December 31, 2001.

     At December 31, 2001, the Company had cash, cash equivalents and short-term investments of $27,713,915 a decrease of $21,814,492 from the comparable balances at December 31, 2000, primarily due to the funding of operations. The Company invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government securities. At December 31, 2001 the Company had a portion of its excess cash invested in U.S. government securities with original maturities in excess of three months, thereby requiring such investments to be classified as short-term investments. At December 31, 2001, the Company had $463,499 in a restricted cash account pledged for a security deposit under the lease of its Horsham, Pennsylvania facility.

     In November 2000, the Company sold 3,200,000 shares of Common Stock in a private placement, mainly to institutional investors, at a price of $7.375 per share, resulting in net proceeds of approximately $23.1 million. With each share of Common Stock purchased, the Company issued a warrant to purchase one and thirty five one-hundredths (1.35) shares of the Company's Common Stock at $12.00 per share. The warrants are exercisable until June 30, 2002. The Company paid one of the placement agents a fee of $413,800 and another placement agent warrants to purchase 73,750 shares of Common Stock at an exercise price of $12.00 per share as a fee. In addition, the Company has an agreement to grant warrants to the placement agents of the private placement equal to 5.0% of the total warrants exercised by the purchasers which the respective placement agents brought to the offering. Under the agreement, warrants to purchase up to 109,499 shares of Common Stock may be issued. The warrants issued to the placement agents are exercisable until the later of (i) June 30, 2002 or (ii) 30 days after the exercise of the warrants by the purchasers.

     During 2000, the Company made loans to two of its officers that totaled $632,954. During 2001 the Company made additional loans to one of its officers totaling $256,000. As of December 31, 2001, the loans to the two officers, plus accrued interest of $55,443, are still outstanding.

     During 2000, the Company secured an $800,000 equipment loan for the financing of past and future acquisitions of laboratory and office equipment. This loan is payable over a thirty six month period and is secured by the respective laboratory and office equipment. During 2001 and 2000, the Company made payments of $241,912 and $100,286 respectively toward the repayment of principal.

     In 2001, the Company purchased approximately $236,188 in laboratory, computer and office equipment, office furniture and leasehold improvements for its research laboratories and offices in its Horsham facility.

     The Company leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania with a ten-year term expiring in 2008 which contains two five-year renewal options. The Company believes its facilities will be adequate for the foreseeable future.

     On November 21, 2001, the United States District Court for the Eastern District of Pennsylvania entered a final order dismissing the stockholder class action filed against the Company and certain of its officers and directors in 1999. The complaint in the class action had alleged that the Company had made false and misleading statements prior to February 1, 1999 about the efficacy and near term commercialization of the Company's lead drug candidate which had the effect of artificially inflating the price of the Company's Common Stock during the class period of October 7, 1998 to February 2, 1999. The class action was dismissed pursuant to the terms of a stipulation of settlement. The settlement amount, $3.75 million, was funded by the Company's primary insurance company in mid-2001.

     In March, April and May of 2001, eleven additional stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The lawsuits alleged that the Company and its officers made false and misleading statements about the Company's lead drug candidate which caused artificial inflation of the Company's stock price during the class period of October 27, 1999 to September 22, 2000, when the Company announced that the FDA had informed the Company that it would be receiving a "not approvable" letter for its NDA for its leading drug candidate. In February 2002, an agreement in principle was reached to settle this litigation for the issuance of 1.7 million shares of Common Stock by the Company and the payment of $2 million. In connection with the settlement, the Company's insurance company has agreed to pay $2 million to the Company. This settlement is subject to execution of a final agreement and court approval, after which notice and an opportunity to object must be furnished to the class. There is no assurance that the settlement will be approved or completed in a timely fashion or at all. As of December 31, 2001, the Company has recorded the fair value of the 1.7 million shares of Common Stock of $7,837,000 as an increase to additional paid-in capital and recorded a charge to the litigation settlement expense for the fair value of the Common Stock and the estimated legal costs of $655,000. In addition, the Company has accrued the $2 million to be paid by the Company's insurance company as a liability and recorded a corresponding asset due from the insurance company.

     Under the Gelclair Agreement, the Company has paid Sinclair $1 million for the exclusive right to market and distribute Gelclair(TM) in North America. Additionally, the Company has committed to inventory purchases of $4 million, $3 million and $5 million in 2002, 2003 and 2004, respectively, and could be responsible for milestone payments totaling $3 million related to the achievement of certain sales, patent and clinical trial milestones.

     The Company anticipates the annual expenditures for preclinical studies, clinical trials, product development, research, selling and marketing, and general and administrative expenses will increase significantly in future years. CPI anticipates that it will need to raise additional capital. There can be no assurance that CPI will be able to successfully complete the clinical development of Aptosyn(R), CP461 or any other drug candidate for any indication, that the FDA will grant approval of any drug candidate for any indication, or that the other developments or expansions in CPI's research, development and commercialization and sales and marketing programs will ultimately lead to revenues or profitability for the Company.

     CPI cannot predict the date of its first product approval, if any, the rate of revenue generated from initial product sales, if achieved, the level of expense which may be associated with such initial product sales, or the level of revenue and expense associated with the marketing and/or selling of products made by others. The Company anticipates that it will require additional financing in the future to continue its research and development programs. Until such time as CPI is able to generate sufficient revenue, if ever, CPI plans to finance its anticipated growth and development largely through equity or debt financing and/or strategic or corporate alliances. CPI believes, based on its current operating plans, that its existing, cash, cash equivalents and short-term investments balance of approximately $27.7 million as of December 31, 2001, together with interest earned on these balances, will be adequate to fund operations into the first quarter of 2003. However, there can be no assurance that the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs and from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to CPI, if at all. Should appropriate sources of funding not be available on terms acceptable to the Company, management would take action which could include the delay of certain clinical trials and research activities until such time as appropriate sources of funding was available. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants and also may be dilutive. Corporate alliances would generally require the Company to give up certain marketing rights or other rights to its potential products and technology. If additional funds should be needed but are not available, the Company may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by CPI to raise capital on acceptable terms if and when needed would have a material adverse effect on CPI's business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of our significant accounting policies and methods used in the preparation of our consolidated financial statements. While, the preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting period, we do not believe the Company's financial statements are significantly affected by complex accounting policies and methods, given our stage of development. In addition, Financial Reporting Release No. 61 was recently released by the Securities and Exchange

Commission to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

     REVENUE RECOGNITION

     We recognize revenue under the Nilandron Agreement in the period in which marketing services are performed if Aventis' sales of Nilandron(R)for that period exceed specified thresholds. In January 2002, we entered into the Gelclair Agreement to market and distribute Gelclair(TM) in North America. We anticipate commencing sales of Gelclair(TM) in the second quarter of 2002. While we have not finalized the sales terms for Gelclair(TM), the recognition of revenue from the sale of Gelclair(TM) could be subject to certain pricing allowances or rights of product return granted to potential customers. To the extent that we offer such terms to our customers, this could have an impact on our revenue recognition policy for sales of Gelclair(TM).

COMMITMENTS

     As outlined in Note 12 of the Notes to our Consolidated Financial Statements, we have entered into various contractual obligations and commercial commitments. The following table summarizes these contractual obligations as of December 31, 2001:

                              LESS THAN      1 TO 3       4 TO 5      AFTER 5
CONTRACTUAL OBLIGATION          1 YEAR       YEARS        YEARS        YEARS         TOTAL
----------------------        ----------   ----------   ----------   ----------   -----------
Long-term debt..............  $  277,000   $  180,000   $       --   $       --   $   457,000
Capital lease obligations...      41,000       62,000           --           --       103,000
Operating leases............     945,000    1,950,000    2,018,000    1,587,000     6,500,000
Purchase commitments for
  Gelclair(TM)..............   4,000,000    8,000,000           --           --    12,000,000

INFLATION

     CPI does not believe that inflation has had any significant impact on CPI's business to date.

INCOME TAXES

     As of December 31, 2001, CPI has net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations, including limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets which will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of December 31, 2001. (See Note 11 of Notes to Consolidated Financial Statements included elsewhere in this report.)

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than three months to ensure principal preservation. As of December 31, 2001 and 2000, the Company was invested in U.S. government securities and money market funds, which were classified as cash equivalents and short term investments in 2001 and cash equivalents in 2000 in the Company's financial statements. The investments had principal (or notional) amounts of $24.9 million and $42.7 million , respectively, which were equal to their fair value, average interest rates of 2.8% and 5.8%, respectively, and maturities of less than one year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's financial statements and notes thereto, together with the Report of Independent Public Accountants thereon, appear at pages F-1 through F-22 of this report and are incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
 1.    LIST OF FINANCIAL STATEMENTS
       See page F-1 of this report, which includes an index to consolidated financial statements.
 2.    LIST OF FINANCIAL STATEMENT SCHEDULES
       None.
 3.    LIST OF EXHIBITS
 3.1   Certificate of Incorporation as amended November 2, 1998
       (incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-K for 1998 filed with the Securities and Exchange Commission (the "1998 10-K")).
 3.2 Amendment to Certificate of Incorporation by way of Certificate of Designation, Preferences and Rights of Series
       A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the 1998 10-K).
 3.3 Amendment to Certificate of Incorporation increasing the number of authorized shares of Common Stock and Preferred
       Stock (incorporated by reference to Exhibit 3.3 to Registrant's Quarterly Report on Form 10-Q filed with the
       Securities and Exchange Commission on August 2, 2000).
 3.4   Bylaws of Cell Pathways, Inc. (incorporated by reference to
       Exhibit 3.2 to the Registrant's Registration Statement on
       Form S-4 (No. 333-59557) filed with the Securities and
       Exchange Commission on July 22, 1998 (the "July 1998 S4")).
 4.1   Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
 4.2 Specimen certificate of Registrant (incorporated by reference to Exhibit 4.2 to the July 1998 S-4).
 4.3   Rights Agreement dated as of December 3, 1998 between
       Registrant and Registrar and Transfer Company (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange
       Commission on December 18, 1998).
 4.4   Form of Warrant issued in Private Placement, November 9,
       2000 (incorporated by reference to Exhibit 4 to Registrant's
       Registration Statement on Form S-3 (No. 333-50514), filed with the Securities and Exchange Commission on November 22,
       2000 (the "November 2000 S-3")).
10.1   Lease, dated June 25, 1998, between Cell Pathways, Inc. and
       ARE-702 Electronic Drive, L.P. (incorporated by reference to
       Exhibit 10.2 to the July 1998 S-4).
10.2   Research and License Agreement, dated June 26, 1991, between
       Cell Pathways, Inc. and the University of Arizona, as amended (incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form S-1 (No.
       333-37557), filed October 9, 1997, or amendments thereto
       (the "October 1997 S-1")).
10.3   Form of Purchase Agreement in Private Placement, November 9,
       2000 (incorporated by reference to Exhibit 10.1 to the November 2000 S-3).
10.4*  Distribution Agreement, dated January 22, 2002, between Cell
       Pathways, Inc. and Sinclair Pharmaceuticals Ltd.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
10.5   1997 Equity Incentive Plan of Cell Pathways, Inc, as amended
       (incorporated by reference to Exhibit 10.6 to the Registrant's Report on Form 10-K for 2000 filed with the Securities and Exchange Commission (the "2000 10-K")).
10.6 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the 2000 10-K).
10.7 Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the 2000 10-K).

10.8   1997 Non-Employee Director Stock Option Plan of Cell
       Pathways, Inc. (incorporated by reference to Exhibit 10.5 to the July 1998 S-4).
10.9   Form of Stock Option Agreement (incorporated by reference to
       Exhibit 10.6 to the July 1998 S-4).
10.10  1997 Employee Stock Purchase Plan of Cell Pathways, Inc.
       (incorporated by reference to Exhibit 10.28 to the October
       1997 S-1).
10.11  1995 Stock Award Plan of Cell Pathways, Inc. (incorporated by reference to Exhibit 10.6 to the October 1997 S-1).
10.12  Employment Agreement, dated October 12, 1996, between Cell
       Pathways, Inc. and Robert J. Towarnicki (incorporated by
       reference to Exhibit 10.13 to the October 1997 S-1).
10.13  Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Robert J. Towarnicki
       (incorporated by reference to Exhibit 10.14 to the 2000
       10-K).
10.14  Employment Agreement, dated February 1, 1993, between Cell
       Pathways, Inc. and Rifat Pamukcu (incorporated by reference to Exhibit 10.17 to the October 1997 S-1).
10.15  Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Rifat Pamukcu (incorporated by reference to Exhibit 10.16 to the 2000 10-K).
10.16  Employment Agreement, dated as of October 12, 2000, between
       Cell Pathways, Inc. and Martha E. Manning (incorporated by reference to Exhibit 10.17 to the 2000 10-K).
10.17  Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Martha E. Manning
       (incorporated by reference to Exhibit 10.18 to the 2000
       10-K).
10.18  Employment Agreement, dated as of July 12 2000, between Cell
       Pathways, Inc. and Robert E. Bellet, M.D. (incorporated by reference to Exhibit 10.19 to the 2000 10-K).
10.19  Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Robert E. Bellet, M.D.
       (incorporated by reference to Exhibit 10.20 to the 2000
       10-K)
10.20  Employment Agreement, dated as of November 6, 1997, between
       Cell Pathways, Inc. and Brian J. Hayden (incorporated by
       reference to Exhibit 10.21 to the 2000 10-K).
10.21  Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Brian J. Hayden
       (incorporated by reference to Exhibit 10.22 to the 2000
       10-K).
10.22  Employment Agreement, dated as of November 29, 2000, between
       Cell Pathways, Inc. and Lloyd Glenn (incorporated by
       reference to Exhibit 10.23 to the 2000 10-K).
10.23  Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Lloyd Glenn (incorporated by reference to Exhibit 10.24 to the 2000 10-K).
10.24  Restricted Stock Grant, dated December 14, 2001, between
       Cell Pathways, Inc. and Robert E. Bellet, M.D.
10.25  Non-Qualified Stock Option Agreement, dated January 11,
       2002, between Cell Pathways, Inc. and Brian J. Hayden.
22.1   Subsidiaries.
23.1   Consent of Arthur Andersen LLP.
99.1   Issuer Letter Concerning Auditor Representation.
--
* Confidential Treatment Requested

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

March 22, 2002

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

                   SIGNATURE                                    TITLE                        DATE
                   ---------                                    -----                        ----

            /s/ ROBERT J. TOWARNICKI              Chairman of the Board of              March 22, 2002
------------------------------------------------  Directors, President and Chief
             (Robert J. Towarnicki)               Executive Officer (Principal
                                                  Executive Officer)

             /s/ WILLIAM A. BOEGER                Director                              March 22, 2002
------------------------------------------------
              (William A. Boeger)

            /s/ D. BRUCE BURLINGTON               Director                              March 22, 2002
------------------------------------------------
             (D. Bruce Burlington)

               /s/ PAUL J. DUGGAN                 Director                              March 22, 2002
------------------------------------------------
                (Paul J. Duggan)

              /s/ THOMAS M. GIBSON                Director                              March 22, 2002
------------------------------------------------
               (Thomas M. Gibson)

               /s/ RIFAT PAMUKCU                  Director, Executive Vice President    March 22, 2002
------------------------------------------------  and Chief Scientific Officer
                (Rifat Pamukcu)

            /s/ JUDITH A. HEMBERGER               Director                              March 22, 2002
------------------------------------------------
             (Judith A. Hemberger)

              /s/ LOUIS M. WEINER                 Director                              March 22, 2002
------------------------------------------------
               (Louis M. Weiner)

              /s/ BRIAN J. HAYDEN                 Chief Financial Officer and Vice      March 22, 2002
------------------------------------------------  President, Finance (Principal
               (Brian J. Hayden)                  Financial and Accounting Officer)

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999 and for the period from
  inception (August 10, 1990) to December 31, 2001..........  F-4
Consolidated Statement of Stockholders' Equity (Deficit) and
  Partners'
  Investment for the period from inception (August 10, 1990)
     to December 31, 2001...................................  F-5 to F-9
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999 and the period from
  inception (August 10, 1990) to December 31, 2001..........  F-10 to F-11
Notes to Consolidated Financial Statements..................  F-11 to F-22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cell Pathways, Inc. and subsidiaries:

     We have audited the accompanying consolidated balance sheets of Cell Pathways, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and partners' investment, and cash flows for each of the three years in the period ended December 31, 2001 and for the period from inception (August 10, 1990) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cell Pathways, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 and for the period from inception (August 10, 1990) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/S/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 25, 2002

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2001            2000
                                                              -------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   2,905,767   $ 49,528,407
  Short-term investments....................................     24,808,148             --
  Accounts receivable.......................................        318,450        329,694
  Prepaid expenses and other................................      1,130,971      1,328,535
  Due from insurance company (Note 12)......................      2,000,000             --
                                                              -------------   ------------
     Total current assets...................................     31,163,336     51,186,636
EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net........        992,856      1,183,287
RESTRICTED CASH.............................................        463,499        676,216
NOTES RECEIVABLE FROM OFFICERS..............................        944,397        642,256
OTHER ASSETS................................................         57,400        393,198
                                                              -------------   ------------
                                                              $  33,621,488   $ 54,081,593
                                                              =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of note payable...........................  $     277,473   $    241,915
  Current installments of obligation under capital lease....         40,493         38,218
  Accounts payable..........................................        847,552      1,033,202
  Accrued compensation......................................        764,843        256,565
  Accrued litigation settlement and expense.................      2,642,822             --
  Other accrued liabilities.................................      3,272,314      3,424,983
                                                              -------------   ------------
     Total current liabilities..............................      7,845,497      4,994,883
                                                              -------------   ------------
NOTE PAYABLE................................................        180,330        457,800
                                                              -------------   ------------
OBLIGATION UNDER CAPITAL LEASE..............................         62,020             --
                                                              -------------   ------------
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 10,000,000 shares
  authorized; none issued and outstanding...................             --             --
Common Stock $.01 par value, 150,000,000 shares authorized;
  31,148,255 and 31,073,457 shares issued and outstanding...        311,482        310,734
Additional paid-in capital (Note 12)........................    148,631,231    140,235,478
Stock subscription receivable from issuance of Common
  Stock.....................................................        (50,683)       (37,000)
Deferred compensation.......................................        (73,652)            --
Deficit accumulated during the development stage............   (123,284,737)   (91,880,302)
                                                              -------------   ------------
     Total stockholders' equity.............................     25,533,641     48,628,910
                                                              -------------   ------------
                                                              $  33,621,488   $ 54,081,593
                                                              =============   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        PERIOD
                                             YEAR ENDED DECEMBER 31,                FROM INCEPTION
                                    ------------------------------------------    (AUGUST 10, 1990)
                                        2001           2000           1999       TO DECEMBER 31, 2001
                                    ------------   ------------   ------------   --------------------
REVENUES..........................  $    942,231   $    329,694   $         --      $   1,271,925

EXPENSES:
  Research and development........    17,765,243     22,257,805     16,254,858         93,406,236
  Selling, general and
     administrative...............     7,756,128      7,246,582      4,849,162         29,677,917
  Litigation settlement and
     expense (Note 12)............     8,492,000             --             --          8,492,000
                                    ------------   ------------   ------------      -------------
     Operating loss...............   (33,071,140)   (29,174,693)   (21,104,020)      (130,304,228)
INTEREST INCOME, net..............     1,666,705      2,257,885      1,470,298          7,019,491
                                    ------------   ------------   ------------      -------------
NET LOSS..........................  $(31,404,435)  $(26,916,808)  $(19,633,722)     $(123,284,737)
                                    ============   ============   ============      =============
Basic and diluted net loss per
  Common share....................  $      (1.01)  $      (0.96)  $      (0.79)
                                    ============   ============   ============
Shares used in computing basic and
  diluted net loss per Common
  share...........................    31,108,939     28,003,649     24,772,256
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

                      CELL PATHWAYS, INC. AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                                   INVESTMENT

      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2001

                                                            REDEEMABLE            CONVERTIBLE
                                                          PREFERRED STOCK       PREFERRED STOCK           COMMON STOCK
                                             PARTNERS'    ---------------   -----------------------   --------------------
                                            INVESTMENT    SHARES   AMOUNT    SHARES       AMOUNT       SHARES      AMOUNT
                                            -----------   ------   ------   ---------   -----------   ---------   --------
BALANCE, Inception (August 10, 1990)......  $        --      --     $ --           --   $        --          --   $     --
Partner cash contributions in September
 1990 for Class A Partnership Units.......      406,000      --       --           --            --          --         --
Partner contribution of interest in
 research grant in September 1990 for
 Class A Partnership Units, at historical
 cost.....................................       48,638      --       --           --            --          --         --
Net loss..................................           --      --       --           --            --          --         --
                                            -----------   ------    ----    ---------   -----------   ---------   --------
BALANCE, December 31, 1990................      454,638      --       --           --            --          --         --
Partner cash contributions in March 1991
 for Class A Partnership Units............      406,000      --       --           --            --          --         --
Partner cash contributions in December
 1991 for Class B Partnership Units.......      896,563      --       --           --            --          --         --
Net loss..................................           --      --       --           --            --          --         --
                                            -----------   ------    ----    ---------   -----------   ---------   --------
BALANCE, December 31, 1991................    1,757,201      --       --           --            --          --         --
Partner cash contributions in January and
 April 1992 for Class B Partnership
 Units....................................       21,812      --       --           --            --          --         --
Partner cash contributions in December
 1992 for Class B Partnership Units.......      133,300      --       --           --            --          --         --
Partner cash contributions in December
 1992 for Class C Partnership Units.......    1,540,000      --       --           --            --          --         --
Partner cash contributions in December
 1992 for Class D Partnership Units.......    1,475,027      --       --           --            --          --         --
Net loss..................................           --      --       --           --            --          --         --
                                            -----------   ------    ----    ---------   -----------   ---------   --------
BALANCE, December 31, 1992................    4,927,340      --       --           --            --          --         --
Partner cash contributions in January 1993
 to March 1993 for Class D Partnership
 Units....................................      385,015      --       --           --            --          --         --
Exchange of interests in the Partnership
 in September 1993 for 872,000 shares of
 Series A Convertible Preferred Stock.....     (812,000)     --       --      872,400       812,000          --         --
Exchange of interests in the Partnership
 in September 1993 for 848,100 shares of
 Series B Convertible Preferred Stock.....     (868,000)     --       --      848,100       868,000          --         --
Exchange of interests in the Partnership
 in September 1993 for 700,000 shares of
 Series C Convertible Preferred Stock.....   (1,540,000)     --       --      700,000     1,540,000          --         --
Exchange of interests in the Partnership
 in September 1993 for 616,808 shares of
 Series D Convertible Preferred Stock.....   (1,860,042)     --       --      616,808     1,860,042          --         --
Exchange of interests in the Partnership
 in September 1993 for 61,250 shares of
 Redeemable Preferred Stock...............         (613)  61,250     613           --            --          --         --
Exchange of interests in the Partnership
 in September 1993 for 2,279,500 shares of
 Common Stock.............................     (231,700)     --       --           --            --   2,279,500     22,795
Net loss..................................  $        --      --     $ --           --   $        --          --   $     --
                                            -----------   ------    ----    ---------   -----------   ---------   --------

                                                              STOCK           STOCK
                                                          SUBSCRIPTION     SUBSCRIPTION
                                                           RECEIVABLE       RECEIVABLE                     DEFICIT
                                                              FROM             FROM                      ACCUMULATED
                                            ADDITIONAL     ISSUANCE OF     ISSUANCE OF                    DURING THE
                                             PAID-IN       CONVERTIBLE        COMMON        DEFERRED     DEVELOPMENT
                                             CAPITAL     PREFERRED STOCK      STOCK       COMPENSATION      STAGE
                                            ----------   ---------------   ------------   ------------   ------------
BALANCE, Inception (August 10, 1990)......   $     --       $     --           $--            $--        $         --
Partner cash contributions in September
 1990 for Class A Partnership Units.......         --             --            --             --                  --
Partner contribution of interest in
 research grant in September 1990 for
 Class A Partnership Units, at historical
 cost.....................................         --             --            --             --                  --
Net loss..................................         --             --            --             --            (252,116)
                                             --------       --------           ---            ---        ------------
BALANCE, December 31, 1990................         --             --            --             --            (252,116)
Partner cash contributions in March 1991
 for Class A Partnership Units............         --             --            --             --                  --
Partner cash contributions in December
 1991 for Class B Partnership Units.......         --             --            --             --                  --
Net loss..................................         --             --            --             --            (738,204)
                                             --------       --------           ---            ---        ------------
BALANCE, December 31, 1991................         --             --            --             --            (990,320)
Partner cash contributions in January and
 April 1992 for Class B Partnership
 Units....................................         --             --            --             --                  --
Partner cash contributions in December
 1992 for Class B Partnership Units.......         --             --            --             --                  --
Partner cash contributions in December
 1992 for Class C Partnership Units.......         --             --            --             --                  --
Partner cash contributions in December
 1992 for Class D Partnership Units.......         --             --            --             --                  --
Net loss..................................         --             --            --             --          (1,391,531)
                                             --------       --------           ---            ---        ------------
BALANCE, December 31, 1992................         --             --            --             --          (2,381,851)
Partner cash contributions in January 1993
 to March 1993 for Class D Partnership
 Units....................................         --             --            --             --                  --
Exchange of interests in the Partnership
 in September 1993 for 872,000 shares of
 Series A Convertible Preferred Stock.....         --             --            --             --                  --
Exchange of interests in the Partnership
 in September 1993 for 848,100 shares of
 Series B Convertible Preferred Stock.....         --             --            --             --                  --
Exchange of interests in the Partnership
 in September 1993 for 700,000 shares of
 Series C Convertible Preferred Stock.....         --             --            --             --                  --
Exchange of interests in the Partnership
 in September 1993 for 616,808 shares of
 Series D Convertible Preferred Stock.....         --             --            --             --                  --
Exchange of interests in the Partnership
 in September 1993 for 61,250 shares of
 Redeemable Preferred Stock...............         --             --            --             --                  --
Exchange of interests in the Partnership
 in September 1993 for 2,279,500 shares of
 Common Stock.............................    208,905             --            --             --                  --
Net loss..................................   $     --       $     --           $--            $--        $ (2,269,099)
                                             --------       --------           ---            ---        ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                           INVESTMENT -- (CONTINUED)

      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2001

                                                         REDEEMABLE            CONVERTIBLE
                                                       PREFERRED STOCK       PREFERRED STOCK           COMMON STOCK
                                          PARTNERS'    ---------------   -----------------------   --------------------
                                         INVESTMENT    SHARES   AMOUNT    SHARES       AMOUNT       SHARES      AMOUNT
                                         -----------   ------   ------   ---------   -----------   ---------   --------
BALANCE, December 31, 1993.............  $        --   61,250    $613    3,037,308   $ 5,080,042   2,279,500   $ 22,795
Issuance of Common Stock for services
 valued at $0.41 per share.............           --      --       --           --            --      16,667        167
Issuance of 542,761 shares of Series E
 Convertible Preferred Stock for cash
   at $4.10 per share..................           --      --       --      542,761     2,225,320          --         --
Net loss...............................                   --       --           --            --          --         --
                                         -----------   ------    ----    ---------   -----------   ---------   --------
BALANCE, December 31, 1994.............           --   61,250     613    3,580,069     7,305,362   2,296,167     22,962
Issuance of 1,121,800 shares of Series
 E
 Convertible Preferred Stock for cash
   at $3.15 per share..................           --      --       --    1,121,800     3,533,670          --         --
Issuance of 163,701 shares of Series E
 Convertible Preferred Stock to effect
   the price change from $4.10 to
   $3.15...............................           --      --       --      163,701            --          --         --
Conversion of bridge notes payable plus
 interest to 253,633 shares of Series E
 Convertible Preferred Stock at a price
   of $3.15 per share..................           --      --       --      253,633       800,199          --         --
Net loss...............................           --      --       --           --            --          --         --
                                         -----------   ------    ----    ---------   -----------   ---------   --------
BALANCE, December 31, 1995.............           --   61,250     613    5,119,203    11,639,231   2,296,167     22,962
Issuance of 887,661 shares of Series E
 Convertible Preferred Stock for cash
   at $3.15 per share, net of offering
   costs of $298,313...................           --      --       --      887,661     2,497,819          --         --
Collection of Series E Convertible
 Preferred Stock subscription
 receivable............................           --      --       --           --            --          --         --
Issuance of 270,270 shares of Series F
 Convertible Preferred Stock for cash
   at $3.70 per share..................           --      --       --      270,270     1,000,000          --         --
Issuance of 185,000 shares of Common
 Stock in February 1996 as bonuses to
 officers and employees valued at $0.32
 per share.............................           --      --       --           --            --     185,000      1,850
Issuance of 14,828 shares of Common
 Stock in May 1996 for consulting
 services, valued at $0.32 per share...           --      --       --           --            --      14,828        148
Exercise of warrants to purchase 148
 shares of Series E Convertible
 Preferred Stock at $3.15 per share....           --      --       --          148           466          --         --
Exercise of options to purchase Common
 Stock at $0.32 per share..............           --      --       --           --            --     222,850      2,229
Net loss...............................  $        --      --     $ --           --   $        --          --   $     --
                                         -----------   ------    ----    ---------   -----------   ---------   --------

                                                           STOCK           STOCK
                                                       SUBSCRIPTION     SUBSCRIPTION
                                                        RECEIVABLE       RECEIVABLE                     DEFICIT
                                                           FROM             FROM                      ACCUMULATED
                                         ADDITIONAL     ISSUANCE OF     ISSUANCE OF                    DURING THE
                                          PAID-IN       CONVERTIBLE        COMMON        DEFERRED     DEVELOPMENT
                                          CAPITAL     PREFERRED STOCK      STOCK       COMPENSATION      STAGE
                                         ----------   ---------------   ------------   ------------   ------------
BALANCE, December 31, 1993.............   $208,905       $     --           $--            $--        $ (4,650,950)
Issuance of Common Stock for services
 valued at $0.41 per share.............      6,667             --            --             --                  --
Issuance of 542,761 shares of Series E
 Convertible Preferred Stock for cash
   at $4.10 per share..................         --        (23,501)           --             --                  --
Net loss...............................         --             --            --             --          (3,110,446)
                                          --------       --------           ---            ---        ------------
BALANCE, December 31, 1994.............    215,572        (23,501)           --             --          (7,761,396)
Issuance of 1,121,800 shares of Series
 E
 Convertible Preferred Stock for cash
   at $3.15 per share..................         --           (125)           --             --                  --
Issuance of 163,701 shares of Series E
 Convertible Preferred Stock to effect
   the price change from $4.10 to
   $3.15...............................         --             --            --             --                  --
Conversion of bridge notes payable plus
 interest to 253,633 shares of Series E
 Convertible Preferred Stock at a price
   of $3.15 per share..................         --             --            --             --                  --
Net loss...............................         --             --            --             --          (3,190,824)
                                          --------       --------           ---            ---        ------------
BALANCE, December 31, 1995.............    215,572        (23,626)           --             --         (10,952,220)
Issuance of 887,661 shares of Series E
 Convertible Preferred Stock for cash
   at $3.15 per share, net of offering
   costs of $298,313...................         --             --            --             --                  --
Collection of Series E Convertible
 Preferred Stock subscription
 receivable............................         --         20,505            --             --                  --
Issuance of 270,270 shares of Series F
 Convertible Preferred Stock for cash
   at $3.70 per share..................         --             --            --             --                  --
Issuance of 185,000 shares of Common
 Stock in February 1996 as bonuses to
 officers and employees valued at $0.32
 per share.............................     57,350             --            --             --                  --
Issuance of 14,828 shares of Common
 Stock in May 1996 for consulting
 services, valued at $0.32 per share...      4,596             --            --             --                  --
Exercise of warrants to purchase 148
 shares of Series E Convertible
 Preferred Stock at $3.15 per share....         --             --            --             --                  --
Exercise of options to purchase Common
 Stock at $0.32 per share..............     69,084             --            --             --                  --
Net loss...............................   $     --       $     --           $--            $--        $ (4,735,204)
                                          --------       --------           ---            ---        ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                           INVESTMENT -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2001

                                                          REDEEMABLE              CONVERTIBLE
                                                        PREFERRED STOCK         PREFERRED STOCK          COMMON STOCK
                                         PARTNERS'    -------------------   -----------------------   -------------------
                                         INVESTMENT   SHARES     AMOUNT      SHARES       AMOUNT       SHARES     AMOUNT
                                         ----------   ------   ----------   ---------   -----------   ---------   -------
BALANCE, December 31, 1996.............    $  --      61,250   $      613   6,277,282   $15,137,516   2,718,845   $27,189
Issuance of 4,538,675 shares of Series
 F
 Convertible Preferred Stock for cash
   at $3.70 per share, net of offering
   costs of $249,239...................       --         --            --   4,538,675    16,547,859          --       --
Exercise of warrants to purchase
 149,462 shares of Series E Convertible
 Preferred stock at $3.15 per share....       --         --            --     149,462       470,805          --       --
Exercise of warrants to purchase 492
 shares of Series F Convertible
 Preferred stock at $3.70 per share....       --         --            --         492         1,820          --       --
Cashless exercise of warrants to
 purchase 2,476 shares of Series E
 Convertible Preferred Stock...........       --         --            --       2,476            --          --       --
Exercise of options by employees and
 directors at $0.32 - $0.50 per
 share.................................       --         --            --          --            --     251,250    2,512
Issuance of Common Stock to director at
 $3.70 per share.......................       --         --            --          --            --      10,000      100
Issuance of Common Stock to consultant
 at $3.70 per share....................       --         --            --          --            --      10,000      100
Collection of stock subscription
 receivable............................       --         --            --          --            --          --       --
Provision for redemption of Redeemable
 Preferred Stock.......................       --         --     1,091,387          --            --          --       --
Net loss...............................    $  --         --    $       --          --   $        --          --   $   --
                                           -----      ------   ----------   ---------   -----------   ---------   -------

                                                           STOCK           STOCK
                                                       SUBSCRIPTION     SUBSCRIPTION
                                                        RECEIVABLE       RECEIVABLE                     DEFICIT
                                                           FROM             FROM                      ACCUMULATED
                                         ADDITIONAL     ISSUANCE OF     ISSUANCE OF                    DURING THE
                                          PAID-IN       CONVERTIBLE        COMMON        DEFERRED     DEVELOPMENT
                                          CAPITAL     PREFERRED STOCK      STOCK       COMPENSATION      STAGE
                                         ----------   ---------------   ------------   ------------   ------------
BALANCE, December 31, 1996.............   $346,602        $(3,121)        $     --         $ --       $(15,687,424)
Issuance of 4,538,675 shares of Series
 F
 Convertible Preferred Stock for cash
   at $3.70 per share, net of offering
   costs of $249,239...................         --             --               --           --                 --
Exercise of warrants to purchase
 149,462 shares of Series E Convertible
 Preferred stock at $3.15 per share....         --             --               --           --                 --
Exercise of warrants to purchase 492
 shares of Series F Convertible
 Preferred stock at $3.70 per share....         --             --               --           --                 --
Cashless exercise of warrants to
 purchase 2,476 shares of Series E
 Convertible Preferred Stock...........         --             --               --           --                 --
Exercise of options by employees and
 directors at $0.32 - $0.50 per
 share.................................    109,462             --               --           --                 --
Issuance of Common Stock to director at
 $3.70 per share.......................     36,900             --          (37,000)          --                 --
Issuance of Common Stock to consultant
 at $3.70 per share....................     36,900             --               --           --                 --
Collection of stock subscription
 receivable............................         --          3,121               --           --                 --
Provision for redemption of Redeemable
 Preferred Stock.......................    (74,000)            --               --           --                 --
Net loss...............................   $     --        $    --         $     --         $ --       $(10,296,912)
                                          --------        -------         --------         ----       ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                           INVESTMENT -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2001

                                                           REDEEMABLE                CONVERTIBLE
                                                         PREFERRED STOCK           PREFERRED STOCK             COMMON STOCK
                                         PARTNERS'    ---------------------   --------------------------   ---------------------
                                         INVESTMENT   SHARES      AMOUNT        SHARES         AMOUNT        SHARES      AMOUNT
                                         ----------   -------   -----------   -----------   ------------   ----------   --------
BALANCE, December 31, 1997.............    $  --       61,250   $ 1,092,000    10,968,387   $ 32,158,000    2,990,095   $ 29,901
Issuance of 4,645,879 shares of Series
 G
 Convertible Preferred Stock at $4.75
   per Share, net of offering costs of
   $663,921............................       --           --            --     4,645,879     21,404,004           --         --
Exercise of warrants to purchase 65,076
 shares of Series E Convertible
 Preferred Stock at $3.15 per share....       --           --            --        65,076        204,987           --         --
Exercise of options by employees at
 $0.32 - $8.09 per share...............       --           --            --            --             --       65,500        655
Redemption of Redeemable Preferred
 Stock for $546,051 and 33,052 shares
 of Common Stock.......................       --      (61,250)   (1,092,000)           --             --       33,052        331
Conversion of Preferred Stock to Common
 Stock triggered by the transaction
 with Tseng Labs, Inc. ................       --           --            --   (15,679,342)   (53,766,991)  15,679,342    156,793
Issuance of Common Stock in exchange
 for the Common Stock of Tseng Labs,
 Inc., net of transaction costs of
 $1,907,354............................       --           --            --            --             --    5,510,772     55,108
Exercise of Series F warrants to
 purchase 150 shares of Common Stock at
 $3.70 per share.......................       --           --            --            --             --          150          2
Exercise of Series G warrants to
 purchase 615 shares of Common Stock at
 $4.75 per share.......................       --           --            --            --             --          615          6
Non-employee stock option expense......       --           --            --            --             --           --         --
Net loss...............................       --           --            --            --             --           --         --
                                           -----      -------   -----------   -----------   ------------   ----------   --------
BALANCE, December 31, 1998.............       --           --            --            --             --   24,279,526    242,796
Exercise of options by employees at
 $0.32 - $8.09.........................       --           --            --            --             --       48,061        481
Exercise of Series F warrants to
 purchase 125,201 shares of Common
 Stock at $3.70 per share..............       --           --            --            --             --      125,201      1,252
Exercise of Series G warrants to
 purchase 79,378 shares of Common Stock
 at $4.75 per share....................       --           --            --            --             --       79,378        793
Issuance of 1,555,000 shares of Common
 Stock at $9.00 per share, net of
 offering costs of $415,855............       --           --            --            --             --    1,555,000     15,550
Issuance of 18,728 shares of Common
 Stock at $6.32 - $9.67 under the
 Employee Stock Purchase Plan..........       --           --            --            --             --       18,728        187
Non-employee stock option expense......       --           --            --            --             --           --         --
Net loss...............................    $  --           --   $        --            --   $         --           --   $     --
                                           -----      -------   -----------   -----------   ------------   ----------   --------

                                                            STOCK           STOCK
                                                        SUBSCRIPTION     SUBSCRIPTION
                                                         RECEIVABLE       RECEIVABLE                     DEFICIT
                                                            FROM             FROM                      ACCUMULATED
                                         ADDITIONAL      ISSUANCE OF     ISSUANCE OF                    DURING THE
                                           PAID-IN       CONVERTIBLE        COMMON        DEFERRED     DEVELOPMENT
                                           CAPITAL     PREFERRED STOCK      STOCK       COMPENSATION      STAGE
                                         -----------   ---------------   ------------   ------------   ------------
BALANCE, December 31, 1997.............  $   455,864       $    --         $(37,000)        $ --       $(25,984,336)
Issuance of 4,645,879 shares of Series
 G
 Convertible Preferred Stock at $4.75
   per Share, net of offering costs of
   $663,921............................           --            --               --           --                 --
Exercise of warrants to purchase 65,076
 shares of Series E Convertible
 Preferred Stock at $3.15 per share....           --            --               --           --                 --
Exercise of options by employees at
 $0.32 - $8.09 per share...............      262,739            --               --           --                 --
Redemption of Redeemable Preferred
 Stock for $546,051 and 33,052 shares
 of Common Stock.......................      545,618            --               --           --                 --
Conversion of Preferred Stock to Common
 Stock triggered by the transaction
 with Tseng Labs, Inc. ................   53,610,198            --               --           --                 --
Issuance of Common Stock in exchange
 for the Common Stock of Tseng Labs,
 Inc., net of transaction costs of
 $1,907,354............................   26,364,894            --               --           --                 --
Exercise of Series F warrants to
 purchase 150 shares of Common Stock at
 $3.70 per share.......................          553            --               --           --                 --
Exercise of Series G warrants to
 purchase 615 shares of Common Stock at
 $4.75 per share.......................        2,915            --               --           --                 --
Non-employee stock option expense......       13,313            --               --           --                 --
Net loss...............................           --            --               --           --        (19,345,436)
                                         -----------       -------         --------         ----       ------------
BALANCE, December 31, 1998.............   81,256,094            --          (37,000)          --        (45,329,772)
Exercise of options by employees at
 $0.32 - $8.09.........................      276,260            --               --           --                 --
Exercise of Series F warrants to
 purchase 125,201 shares of Common
 Stock at $3.70 per share..............      461,992            --               --           --                 --
Exercise of Series G warrants to
 purchase 79,378 shares of Common Stock
 at $4.75 per share....................      376,252            --               --           --                 --
Issuance of 1,555,000 shares of Common
 Stock at $9.00 per share, net of
 offering costs of $415,855............   13,563,595            --               --           --                 --
Issuance of 18,728 shares of Common
 Stock at $6.32 - $9.67 under the
 Employee Stock Purchase Plan..........      170,933            --               --           --                 --
Non-employee stock option expense......       97,051            --               --           --                 --
Net loss...............................  $        --       $    --         $     --         $ --       $(19,633,722)
                                         -----------       -------         --------         ----       ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                           INVESTMENT -- (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2001

                                                        REDEEMABLE        CONVERTIBLE
                                                      PREFERRED STOCK   PREFERRED STOCK       COMMON STOCK         ADDITIONAL
                                         PARTNERS'    ---------------   ---------------   ---------------------     PAID-IN
                                         INVESTMENT   SHARES   AMOUNT   SHARES   AMOUNT     SHARES      AMOUNT      CAPITAL
                                         ----------   ------   ------   ------   ------   ----------   --------   ------------
BALANCE, December 31, 1999.............     $--         --      $--       --      $--     26,105,894   $261,059   $ 96,202,177
Exercise of options by employees at
 $0.32 - $24.10........................      --         --       --       --       --        324,202      3,242      2,013,365
Exercise of Common Stock warrants to
 purchase 1,270,000 shares of Common
 Stock at $6.60 and $14.00 per share...      --         --       --       --       --      1,270,000     12,700     17,730,300
Exercise of Series G warrants to
 purchase 147,800 shares of Common
 Stock at $4.75 per share..............      --         --       --       --       --        147,800      1,478        700,573
Issuance of 3,200,000 shares of Common
 Stock at $7.375 per share, net of
 offering costs of $478,896............      --         --       --       --       --      3,200,000     32,000     23,089,104
Issuance of 25,561 shares of Common
 Stock at $7.92, $9.66 and $22.10 under
 the Employee Stock Purchase Plan......      --         --       --       --       --         25,561        255        346,396
Non-employee stock option expense......      --         --       --       --       --             --         --        153,563
Net loss...............................      --         --       --       --       --             --         --             --
                                            ---         --      ---       --      ---     ----------   --------   ------------
BALANCE, December 31, 2000.............      --         --       --       --       --     31,073,457    310,734    140,235,478
Exercise of options by employees and a
 director at $0.32 - $4.75.............      --         --       --       --       --         31,979        320        106,343
Restricted stock award to officer......      --         --       --       --       --         10,000        100         74,800
Amortization of deferred
 compensation..........................      --         --       --       --       --             --         --             --
Issuance of 32,819 shares of Common
 Stock at $5.19 and $5.95 under the
 Employee Stock Purchase Plan..........      --         --       --       --       --         32,819        328        167,211
Interest on promissory note to
 director..............................      --         --       --       --       --             --         --             --
Non-employee stock option expense......      --         --       --       --       --             --         --        210,399
Settlement of litigation through
 agreement to Issue Common Stock (Note
 12)...................................      --         --       --       --       --             --         --      7,837,000
Net loss...............................      --         --       --       --       --             --         --             --
                                            ---         --      ---       --      ---     ----------   --------   ------------
BALANCE, December 31, 2001.............     $--         --      $--       --      $--     31,148,255   $311,482   $148,631,231
                                            ===         ==      ===       ==      ===     ==========   ========   ============

                                              STOCK           STOCK
                                          SUBSCRIPTION     SUBSCRIPTION
                                           RECEIVABLE       RECEIVABLE                      DEFICIT
                                              FROM             FROM                       ACCUMULATED
                                           ISSUANCE OF     ISSUANCE OF                    DURING THE
                                           CONVERTIBLE        COMMON        DEFERRED      DEVELOPMENT
                                         PREFERRED STOCK      STOCK       COMPENSATION       STAGE
                                         ---------------   ------------   ------------   -------------
BALANCE, December 31, 1999.............        $--           $(37,000)      $     --     $ (64,963,494)
Exercise of options by employees at
 $0.32 - $24.10........................         --                 --             --                --
Exercise of Common Stock warrants to
 purchase 1,270,000 shares of Common
 Stock at $6.60 and $14.00 per share...         --                 --             --                --
Exercise of Series G warrants to
 purchase 147,800 shares of Common
 Stock at $4.75 per share..............         --                 --             --                --
Issuance of 3,200,000 shares of Common
 Stock at $7.375 per share, net of
 offering costs of $478,896............         --                 --             --                --
Issuance of 25,561 shares of Common
 Stock at $7.92, $9.66 and $22.10 under
 the Employee Stock Purchase Plan......         --                 --             --                --
Non-employee stock option expense......         --                 --             --                --
Net loss...............................         --                 --             --       (26,916,808)
                                               ---           --------       --------     -------------
BALANCE, December 31, 2000.............         --            (37,000)            --       (91,880,302)
Exercise of options by employees and a
 director at $0.32 - $4.75.............         --                 --             --                --
Restricted stock award to officer......         --                 --        (74,900)               --
Amortization of deferred
 compensation..........................         --                 --          1,248                --
Issuance of 32,819 shares of Common
 Stock at $5.19 and $5.95 under the
 Employee Stock Purchase Plan..........         --                 --             --                --
Interest on promissory note to
 director..............................         --            (13,683)            --                --
Non-employee stock option expense......         --                 --             --                --
Settlement of litigation through
 agreement to Issue Common Stock (Note
 12)...................................         --                 --             --                --
Net loss...............................         --                 --             --       (31,404,435)
                                               ---           --------       --------     -------------
BALANCE, December 31, 2001.............        $--           $(50,683)      $(73,652)    $(123,284,737)
                                               ===           ========       ========     =============

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              PERIOD FROM
                                                                                               INCEPTION
                                                       YEAR ENDED DECEMBER 31,             (AUGUST 10, 1990)
                                              ------------------------------------------          TO
                                                  2001           2000           1999       DECEMBER 31, 2001
                                              ------------   ------------   ------------   -----------------
OPERATING ACTIVITIES:
  Net loss..................................  $(31,404,435)  $(26,916,808)  $(19,633,722)    $(123,284,737)
Adjustments to reconcile net loss to net
  cash used in operating activities-
  Settlement of litigation through agreement
    to issue Common Stock (Note 12).........     7,837,000             --             --         7,837,000
  Depreciation expense and amortization.....       533,148        826,138        532,549         2,279,852
  Loss on disposal of assets................        19,152             --             --            19,152
  Interest income on notes receivable from
    officers................................       (46,141)        (9,302)            --           (55,443)
  Interest on promissory note to director...       (13,683)            --             --           (13,683)
  Amortization of deferred compensation.....         1,248             --             --             1,248
  Issuance of Common Stock for services
    rendered................................            --             --             --            48,578
  Issuance of Common Stock options for
    services rendered.......................       210,399        153,563         97,051           474,326
  Provision for redemption of Redeemable
    Preferred Stock.........................            --             --             --         1,017,387
  Write-off of deferred offering costs......            --             --             --           469,515
  (Increase) decrease in accounts
    receivable..............................        11,244       (329,694)            --          (318,450)
  Other.....................................            --             --             --            68,399
  (Increase) decrease in prepaid and other
    current assets..........................       197,564       (453,102)      (362,959)         (812,345)
  Increase in due from insurance company....    (2,000,000)            --             --        (2,000,000)
  (Increase) decrease in other assets.......       335,798       (162,543)       128,360            93,367
  Increase (decrease) in accounts payable
    and accrued liabilities.................       169,959      1,078,698       (158,372)        2,263,718
  Increase in accrued litigation settlement
    and expense.............................     2,642,822             --             --         2,642,822
                                              ------------   ------------   ------------     -------------
    Net cash flows used in operating
      activities............................   (21,505,925)   (25,813,050)   (19,397,093)     (109,269,294)
                                              ------------   ------------   ------------     -------------
INVESTING ACTIVITIES:
  Purchase of equipment and leasehold
    improvements............................      (236,188)      (489,770)      (518,570)       (5,644,328)
  Sale of leasehold improvements............            --             --             --         3,000,000
  Increase in notes receivable from
    officers................................      (256,000)      (632,954)            --          (888,954)
  Cash paid for deposits....................            --             --        (16,000)          (50,767)
  Purchase of short-term investments........   (24,808,148)            --             --       (24,808,148)
                                              ------------   ------------   ------------     -------------
    Net cash flows used in investing
      activities............................   (25,300,336)    (1,122,724)      (534,570)      (28,392,197)
                                              ------------   ------------   ------------     -------------

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                                                              PERIOD FROM
                                                                                               INCEPTION
                                                       YEAR ENDED DECEMBER 31,             (AUGUST 10, 1990)
                                              ------------------------------------------          TO
                                                  2001           2000           1999       DECEMBER 31, 2001
                                              ------------   ------------   ------------   -----------------
FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock,
    net of related offering costs...........            --     23,121,104     13,579,145        36,700,249
  Proceeds from issuance of Common Stock
    under the employee stock purchase
    plan....................................       167,539        346,651        171,120           685,311
  Proceeds from issuance of Convertible
    Preferred Stock, net of related offering
    costs...................................            --             --             --        47,185,046
  Proceeds from the transaction with Tseng
    Labs, Inc...............................            --             --             --        27,966,372
  Proceeds from exercise of Series E, F, G
    and Common Stock warrants to purchase
    stock...................................            --     18,445,051        840,289        19,966,894
  Decrease in stockholder receivable........            --             --             --            23,626
  Cash received for Common Stock options
    exercised...............................       106,663      2,016,607        276,741         2,846,691
  Redemption of Redeemable Preferred
    Stock...................................            --             --             --          (546,051)
  Proceeds from bridge loan.................            --             --             --           791,000
  Partner cash contributions................            --             --             --         5,312,355
  (Increase) decrease in restricted cash....       212,717        (36,106)       (28,938)         (463,499)
  Principal payments under capital lease
    obligation..............................       (61,386)      (141,959)      (125,980)         (358,539)
  Proceeds from borrowings..................            --        800,000             --           950,000
  Repayment of borrowings...................      (241,912)      (100,285)            --          (492,197)
                                              ------------   ------------   ------------     -------------
    Net cash flows provided by financing
      activities............................       183,621     44,451,063     14,712,377       140,567,258
                                              ------------   ------------   ------------     -------------
Net increase (decrease) in cash and cash
  equivalents...............................   (46,622,640)    17,515,289     (5,219,286)        2,905,767
CASH AND CASH EQUIVALENTS, beginning of
  period....................................    49,528,407     32,013,118     37,232,404                --
                                              ------------   ------------   ------------     -------------
CASH AND CASH EQUIVALENTS, end of period....  $  2,905,767   $ 49,528,407   $ 32,013,118     $   2,905,767
                                              ============   ============   ============     =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1.  ORGANIZATION AND BASIS OF PRESENTATION:

     Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Company" is used herein to signify the successor and/or the predecessor corporations (See Note 3).

     The Company is a development stage pharmaceutical company focused on the research and development of products to treat and prevent cancer, the future commercialization of such products and the marketing and selling of oncology-related products produced by others. The Company has not generated any revenues from the sale of its products to date, nor is there any assurance of any future product revenues from the development of its products. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings and corporate alliances. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all. In September 2000, the Company commenced the marketing of a product made by another company. The Company will continue to be considered in the development stage until such time as it generates significant revenues from operations, whether through the marketing of its own products or through the sales and marketing of products manufactured by third parties. Management believes that the Company's existing cash, cash equivalents and short-term investments will be adequate to fund operations into the first quarter of 2003, based on projected revenue and expenditure levels. As of December 31, 2001, the Company had a deficit accumulated during the development stage of $123,284,737. Should appropriate sources of funding not be available on terms acceptable to the Company, management would take action which could include the delay of certain clinical trials and research activities until such time as appropriate sources of funding was available.

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

     In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron Agreement") with Aventis Pharmaceuticals, Inc. ("Aventis") to market Nilandron(R) (nilutamide) to urologists in the United States and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market and promote Nilandron(R) in September 2000 through the use of a dedicated third-party sales force. Under the terms of the Nilandron Agreement, the Company is responsible for its marketing and promotion expenses and receives from Aventis a percentage of the gross margin on Aventis' sales in excess of a pre-established gross margin threshold, if any. For the year ended December 31, 2001, the Company recognized revenue under the Nilandron Agreement of $942,231 related to the results of the marketing efforts.

     In January 2002, the Company entered into a ten-year exclusive distribution agreement (the "Gelclair Agreement") with Sinclair Pharmaceuticals Ltd. ("Sinclair") to promote and distribute Gelclair(TM) Concentrated Oral Gel in North America (USA, Canada and Mexico). Gelclair(TM) is an oral gel care formulation for the management and relief of inflammation and ulceration of the mouth caused by chemotherapy or radiotherapy treatments. The Company plans to promote Gelclair(TM) in the oncology market through the use of its own sales force. Under the Gelclair Agreement, the Company has paid Sinclair $1 million for the exclusive right to market and distribute Gelclair(TM) in North America which will be capitalized and amortized over the 10 year term of the Gelclair Agreement. Additionally, the Company has committed to inventory purchases of

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  ORGANIZATION AND BASIS OF PRESENTATION -- (CONTINUED)

$4 million, $3 million and $5 million in 2002, 2003 and 2004, respectively, and could be responsible for milestone payments totaling $3 million related to the achievement of certain sales, patent and clinical trial milestones. The Company will purchase Gelclair(TM) from Sinclair and resell to North American markets, with any revenues derived from the sale of Gelclair(TM) being recognized by the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

  Management's Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

  Cash, Cash Equivalents and Restricted Cash

     For purposes of the statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 2001 and December 31, 2000, approximately $463,000 and $676,000, respectively, of cash and cash equivalents were restricted to secure letters of credit for security deposits on the Company's leases (See Note 12).

  Short-term Investments

     As of December 31, 2001 the Company had approximately $24.8 in short-term investments invested in US government securities with original maturities greater than three months at two financial institutions.

  Equipment, Furniture and Leasehold Improvements

     Equipment, furniture and leasehold improvements are recorded at cost. Depreciation of equipment and furniture is provided on the straight-line method over estimated useful lives of two to five years. Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease.

  Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and debt instruments. Management believes the carrying values of these assets and liabilities are considered to be representative of their respective fair values.

  Revenue Recognition

     The Company recognizes revenue under the Nilandron Agreement in the period in which marketing services are performed, if Aventis' sales of Nilandron(R) for that period exceed specified thresholds.

  Research and Development

     Costs incurred in connection with research and development activities are expensed as incurred.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Supplemental Cash Flow Information

     For the years ended December 31, 2001, 2000 and 1999, the Company paid interest of $103,883, $48,592 and $29,991, respectively, and paid no income taxes. During the year ended December 31, 2001, the Company financed approximately $126,000 of equipment purchases through capital leases.

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

  Basic and Diluted Net Loss Per Common Share

     The Company presents basic and diluted net loss per Common share pursuant to SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per Common share. "Basic" net loss per Common share equals net loss divided by the weighted average Common shares outstanding during the period. "Diluted" net loss per Common share equals net loss divided by the sum of the weighted average Common shares outstanding during the period plus Common Stock equivalents. The Company's basic and diluted net loss per share amounts are the same since the assumed exercise of stock options and warrants are anti-dilutive due to the Company's losses. The amount of Common Stock equivalents excluded from the calculation of diluted net loss per share was 6,121,405, 5,445,620 and 3,640,842 during the years ended December 31, 2001,
2000 and 1999, respectively. In addition, the weighted average Common Stock outstanding excludes 1,700,000 shares to be issued in connection with the settlement of litigation (Note 12).

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

3.  TRANSACTION WITH TSENG:

     In June 1998, Cell Pathways, Inc., a Delaware corporation, and Tseng, a Utah corporation, entered into an agreement and plan of reorganization (the "Reorganization Agreement"). The Reorganization Agreement provided for (i) the formation of Cell Pathways Holding, Inc., a Delaware corporation ("CPHI"), (ii) the merger of Tseng Sub, Inc., a wholly-owned subsidiary of CPHI, with and into Tseng, (iii) the merger of CPI Sub, Inc., a wholly-owned subsidiary of CPHI, with and into Cell Pathways, Inc. and (iv) the issuance of approximately 23% of the then outstanding shares of the Common Stock of CPHI to the Tseng stockholders and approximately 77% of the then outstanding shares of the Common Stock of CPHI to the Cell Pathways, Inc. stockholders. In connection with this transaction, the Company raised net proceeds of approximately $26.4 million (See
Note 1). As a result of the aforementioned transactions, Tseng and Cell Pathways, Inc., subsequently renamed Cell Pathways Pharmaceuticals, Inc. ("CPP"), became wholly-owned subsidiaries of CPHI, subsequently renamed Cell Pathways, Inc. ("CPI"). The transaction closed November 3, 1998 and was accounted for as a reorganization of CPP into CPI with the sale of approximately 23% of CPI Common

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  TRANSACTION WITH TSENG -- (CONTINUED)

Stock in exchange for Tseng's net assets. The historical financial statements of the combined Company are the historical financial statements of CPP.

4.  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

     Equipment, furniture and leasehold improvements consisted of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2001          2000
                                                     -----------   -----------
Furniture and fixtures.............................  $   331,316   $   355,614
Computer equipment and software....................      527,873     1,019,861
Laboratory equipment...............................    1,379,704     1,428,397
Leasehold improvements.............................      194,727       126,119
                                                     -----------   -----------
                                                       2,433,620     2,929,991
Less accumulated depreciation and amortization.....   (1,440,764)   (1,746,704)
                                                     -----------   -----------
                                                     $   992,856   $ 1,183,287
                                                     ===========   ===========

     Depreciation expense was $533,148, $826,138 and $532,549 for 2001, 2000, and 1999 respectively.

5.  NOTES RECEIVABLE FROM OFFICERS:

     During the year ended December 31, 2000, the Company made loans to two of its officers that totaled $632,954. During the year ended December 31, 2001, the Company made additional loans to one of its officers that totaled $256,000. As of December 31, 2001, the loans to two officers are still outstanding and are recorded on the balance sheet at their principal amount, $888,954, plus accrued interest. The loans bear interest at a rate of 6% annually, are repayable five years from the date of issuance and are secured by subordinate mortgages on real property.

6.  OTHER ACCRUED LIABILITIES:

     Other accrued liabilities consisted of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
Accrued research materials...........................  $  170,000   $1,500,000
Accrued consultant fees..............................     278,727      130,409
Accrued research expenses............................     967,713      786,127
Accrued sales contract and taxes.....................     399,095      390,983
Accrued insurance....................................     365,444           --
Other................................................   1,091,335      617,464
                                                       ----------   ----------
                                                       $3,272,314   $3,424,983
                                                       ==========   ==========

7.  STOCKHOLDERS' EQUITY:

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

     In connection with the settlement of litigation, the Company will issue 1.7 million shares of Common Stock in 2002 (Note 12).

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

9.  STOCK OPTIONS, WARRANTS AND PURCHASE PLAN:

     The Company's 1993 Stock Option Plan, which was amended in 1997 and renamed the 1997 Equity Incentive Plan (the "Plan") and subsequently amended in 2000, authorizes the Company to grant to eligible employees, directors and consultants Common Stock, stock appreciation rights, or options to purchase shares of Common Stock, not to exceed 5.6 million shares in the aggregate, including all grants since inception of the Plan in 1993. As of December 31, 2001, 1,400,779 shares of Common Stock remained eligible for future grants under the Plan. The Board of Directors sets the rate at which the options become exercisable and determines when the options expire, subject to the limitations described below. Options granted through June 1999 may, to the extent vested, be exercised up to ten years following the date of grant. Options granted after June 1999 may, to the extent vested, be exercised up to the earlier of ten years from the date of grant or 90 days after termination of services. All options held by persons continuing in the employ of the Company will generally become exercisable in the event the Company is sold or has other significant changes in ownership. Generally, options to employees vest ratably over a four-year or 50-month period. Options granted under the Plan through July 1997 may be immediately exercisable, but any unvested shares exercised are held by the Company and are subject to reacquisition by the Company should employment terminate prior to completion of applicable vesting periods.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  STOCK OPTIONS, WARRANTS AND PURCHASE PLAN -- (CONTINUED)

     In October 1997, the Board of Directors adopted and the stockholders approved the 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") covering an aggregate of 453,925 shares of Common Stock. Pursuant to the terms of the Directors' Plan, each person who first becomes a non-employee director automatically shall be granted an option to purchase 18,157 shares of Common Stock (the "Inaugural Grant"). On the date of each annual stockholders meeting commencing with the meeting in 1998, each non-employee director who has served at least one full year as a director is automatically granted an option to purchase 5,447 shares of Common Stock (the "Anniversary Grant"). In addition, the Company granted options to purchase 27,235 shares of Common Stock at the inception of the Directors' Plan. Options subject to an Inaugural Grant under the Directors' Plan will vest in three equal, annual installments commencing on the first anniversary of the date of the grant of the option. Options subject to an Anniversary Grant under the Directors' Plan will vest in full on the first anniversary of the grant date of the option. In addition, certain grants made at the inception of the Directors' Plan vested on March 31, 1998. The vesting of all options under the Directors' Plan is conditioned on the continued service of the recipient as a director, employee or consultant of the Company or any affiliate of the Company. As of December 31, 2001, 249,358 shares of Common Stock remained eligible for future option grants under the Directors' Plan.

     The Company accounts for stock options granted to employees under the Plan in accordance with the intrinsic value method provided for under APB Opinion No.
25. Under the Plan, options may be granted at the fair market value on the date of the grant and therefore no compensation expense is, or has been, recognized in respect of stock options awarded to employees. In accordance with the provisions of SFAS No. 123, the Company discloses fair value compensation cost in respect of employee stock options using the Black-Scholes option pricing model. Had compensation cost for the Plan been recognized in the consolidated statements of operations under SFAS No. 123, the Company's net loss would have increased to the following pro forma amounts:

                                             YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                         2001          2000          1999
                                     ------------  ------------  ------------
Net loss:
  As reported......................  $(31,404,435) $(26,916,808) $(19,633,722)
                                     ============  ============  ============
  Pro forma........................  $(36,270,264) $(30,420,337) $(20,398,272)
                                     ============  ============  ============
Basic and diluted net loss per
  Common Share:
  As reported......................       $(1.01)       $(0.96)       $(0.79)
                                     ============  ============  ============
  Pro forma........................       $(1.17)       $(1.09)       $(0.82)
                                     ============  ============  ============

     The weighted average fair value of the stock options granted during 2001, 2000 and 1999 was $5.02, $10.01 and $6.64, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      2001      2000      1999
                                                     -------   -------   -------
Risk-free interest rate............................     4.31%     5.22%     6.56%
Expected dividend yield............................        0%        0%        0%
Expected life......................................  6 years   6 years   6 years
Expected volatility................................       75%      195%       75%

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  STOCK OPTIONS, WARRANTS AND PURCHASE PLAN -- (CONTINUED)

     Information relative to the Company's stock options under all plans is as follows:

                                                                           WEIGHTED
                                                                           AVERAGE        PROCEEDS
                                                        EXERCISE PRICE  EXERCISE PRICE      UPON
                                             OPTIONS     (PER SHARE)     (PER SHARE)      EXERCISE
                                            ---------   --------------  --------------   -----------
BALANCE AS OF DECEMBER 31, 1998...........  1,771,049   $0.32 - $24.10      $5.69        $10,078,576
  Granted.................................    179,679    6.81 -  11.00       9.35          1,679,132
  Exercised...............................    (48,061)   0.32 -   8.09       5.76           (276,741)
  Forfeited...............................     (9,000)   6.60 -  12.13       7.11            (63,974)
                                            ---------   --------------                   -----------
BALANCE AS OF DECEMBER 31, 1999...........  1,893,667    0.32 -  24.10       6.03         11,416,993
  Granted.................................  1,919,682    5.45 -  49.88      10.26         19,700,719
  Exercised...............................   (324,202)   0.32 -  24.10       6.24         (2,021,610)
  Forfeited...............................    (56,501)   4.13 -  25.94      10.54           (595,571)
                                            ---------   --------------                   -----------
BALANCE AS OF DECEMBER 31, 2000...........  3,432,646    0.32 -  49.88       8.30         28,500,531
  Granted.................................    807,695    3.29 -   8.16       7.16          5,783,877
  Exercised...............................    (31,979)   0.32 -   4.75       3.34           (106,663)
  Forfeited...............................   (385,462)   0.32 -  36.25      10.65         (4,105,264)
                                            ---------   --------------                   -----------
BALANCE AS OF DECEMBER 31, 2001...........  3,822,900   $0.32 - $49.88      $7.87        $30,072,481
                                            =========   ==============      -----        ===========

     The weighted average remaining contractual life of all options outstanding at December 31, 2001 is 8.0 years.

     The following table summarizes information about the Company's stock options outstanding and exercisable at December 31, 2001 based upon each exercise price:

                                              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                 ---------------------------------------------   -----------------------------
                                    NUMBER OF        WEIGHTED       WEIGHTED                        WEIGHTED
                                     OPTIONS          AVERAGE        AVERAGE         NUMBER          AVERAGE
                                   OUTSTANDING       REMAINING      EXERCISE       EXERCISABLE      EXERCISE
                                 AT DECEMBER 31,    CONTRACTUAL       PRICE      AT DECEMBER 31,      PRICE
   RANGE OF EXERCISE PRICES           2001         LIFE IN YEARS   (PER SHARE)        2001         (PER SHARE)
   ------------------------      ---------------   -------------   -----------   ---------------   -----------
$ 0.32 - $ 1.00................       148,543           4.8          $ 0.69           148,125        $ 0.69
  3.29 -   3.90................       310,314           5.5            3.69           288,814          3.71
  4.75 -   5.45................     1,308,500           8.6            5.38           428,720          5.25
  6.22 -   6.81................       646,933           6.8            6.57           481,161          6.60
  7.49 -   9.03................       881,614           9.3            7.70           116,080          8.22
  9.25 -  12.13................       288,788           7.9           11.84           147,467         11.78
 12.69 -  32.13................       183,708           8.0           26.22            93,868         25.22
$36.25 - $49.88................        54,500           8.2           46.29            23,420         46.53
                                    ---------                                       ---------
                                    3,822,900                        $ 7.87         1,727,655        $ 7.38
                                    =========                        ------         =========        ------

     In accordance with the terms of the Plan, on December 14, 2001 one of the Company's officers was granted 10,000 shares of restricted Common Stock. Under the terms of the restricted stock agreement, the shares of restricted Common Stock do not vest until the earlier of FDA approval of one of the Company's drug candidates or five years from the date of grant. The Company has recorded the fair value of the restricted Common Stock as deferred compensation in the stockholders' equity section of the consolidated balance sheet which is being amortized over the five year vesting period of the award. The Company recognized compensation expense of $1,248 in its consolidated statements of operations for the year ended December 31, 2001 related to amortization of this restricted stock grant.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  STOCK OPTIONS, WARRANTS AND PURCHASE PLAN -- (CONTINUED)

     In October 1997, the Board of Directors adopted and the stockholders approved the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 544,710 shares of Common Stock. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no longer than 27 months.

     As of November 4, 1998, employees became eligible to participate in the Purchase Plan if they are employed by the Company or an affiliate of the Company designated by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board of Directors, to the purchase of shares of Common Stock. The price of Common Stock purchased under the Purchase Plan will be not less than 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. The Purchase Plan will terminate at the Board of Directors' direction. As of December 31, 2001, the Company has issued 77,108 shares under the Purchase Plan.

     In 2000, the Company, in conjunction with the private placement of Common Stock, issued warrants to purchase 4,320,000 shares of Common Stock at an exercise price of $12.00 per share. As of December 31, 2001, these warrants were still outstanding. The Company also made an agreement to grant warrants to the placement agents of the private placement equal to 5.0% of the total warrants exercised by the purchasers which the placement agent brought to the offering. Under the agreement, warrants to purchase up to 109,499 shares of Common Stock may be issued at an exercise price of $12.00 per share. The Company also paid one of the placement agents a fee of 73,750 shares of Common Stock warrants at an exercise price of $12.00 per share. The warrants issued to the placement agent are exercisable until the later of (i) June 30, 2002 or (ii) 30 days after the exercise of the warrants by the purchasers.

10.  DEBT:

     During 2000, the Company financed certain fixed asset purchases with a note payable of $800,000, secured by certain laboratory and office equipment. The note bears interest at 13.8% and is repayable in monthly payments of principal and interest of $26,959 over 36 months, through July 2003.

     As of December 31, 2001, the remaining principal payments were as follows:

2002........................................................  $ 277,473
2003........................................................    180,330
                                                              ---------
                                                                457,803
Less - current portion......................................   (277,473)
                                                              ---------
                                                              $ 180,330
                                                              =========

11.  INCOME TAXES:

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." As of December 31, 2001, the Company had approximately $85,050,000 of net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOLs are subject to examination by the tax authorities and expire between 2008 and 2020.

     Prior to its conversion into corporate form, the business had accumulated losses totaling approximately $3,900,000. For tax purposes these losses were distributed to the partners in accordance with the provisions of

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  INCOME TAXES: -- (CONTINUED)

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

     The components of the net deferred income tax asset at December 31, 2001 and 2000 were as follows:

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Gross deferred tax asset:
Net operating loss carryforwards.................  $ 32,978,000    $ 25,078,000
Capitalized research and development
  expenditures...................................     1,752,000       2,102,000
Capitalized start-up costs.......................    10,913,000       7,610,000
Litigation settlement and expense................     2,665,000              --
Accruals not currently deductible................       560,000         499,000
Other............................................     2,961,000       2,152,000
                                                   ------------    ------------
                                                     51,829,000      37,441,000
Less valuation allowance.........................   (51,829,000)    (37,441,000)
                                                   ------------    ------------
                                                   $         --    $         --
                                                   ============    ============

     The Company has not yet achieved profitable operations. Accordingly, management believes the tax assets as of December 31, 2001 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.

12.  COMMITMENTS AND CONTINGENCIES:

  Leases

     In June 1998, the Company entered into a ten-year lease for office and laboratory space in Horsham, Pennsylvania. This lease contains two five-year renewal terms.

     In May 2001, the Company also entered into a 36-month capital lease agreement to lease equipment to be used in the research and development activities of the Company. The equipment acquired under the lease at a cost of $125,681, less accumulated amortization of $24,438 is included in equipment in the accompanying consolidated balance sheets as of December 31, 2001. The interest rate on this capital lease is 8.2%.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     Aggregate minimum annual payments under the Company's lease commitments are as follows as of December 31, 2001:

                                                         CAPITAL     OPERATING
                                                          LEASES       LEASES
                                                         --------    ----------
2002...................................................  $ 47,400    $  944,700
2003...................................................    47,400       972,000
2004...................................................    18,433       978,000
2005...................................................        --       995,100
2006...................................................        --     1,022,400
Thereafter.............................................        --     1,587,300
                                                         --------    ----------
          Total minimum lease payments.................   113,233    $6,499,500
                                                                     ==========
Less: Interest.........................................   (10,720)
                                                         --------
Present value of net minimum lease payments............  $102,513
                                                         ========

     Rental expense under the operating leases and other month-to-month leases entered into by the Company totaled approximately $1,051,191, $1,118,166 and $939,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Contracts

     The Company contracts with a number of university-based researchers and commercial vendors who provide various research, clinical and product development activities. Such arrangements are generally cancelable at any time.

     In March 2001, the Company entered into a clinical research agreement with a clinical research organization ("CRO") in which the Company may be responsible, from time to time, to make milestone payments to the CRO based on the achievement of pre-agreed recruitment goals. The Company records the expense of such milestone payments on the date that the milestone objective is achieved. As of December 31, 2001, there were no milestone objectives achieved. In January 2002, a recruitment milestone objective was achieved which resulted in a $618,200 payment to the CRO which will be recorded in the first quarter of 2002.

  Litigation

     On November 21, 2001, the United States District Court for the Eastern District of Pennsylvania entered a final order dismissing the stockholder class action filed against the Company and certain of its officers and directors in 1999. The complaint in the class action had alleged that the Company had made false and misleading statements prior to February 1, 1999 about the efficacy and near term commercialization of the Company's lead drug candidate which had the effect of artificially inflating the price of the Company's Common Stock during the class period of October 7, 1998 to February 2, 1999. The class action was dismissed pursuant to the terms of a stipulation of settlement. The settlement amount, $3.75 million, was funded by the Company's primary insurance carrier in mid-2001.

     In March, April and May of 2001, eleven additional stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The lawsuits allege that the Company and its officers made false and misleading statements about the Company's lead drug candidate which caused artificial inflation of the Company's stock price during the class period of October 27, 1999 to September 22, 2000, when the Company announced that the FDA had informed the Company that it would be receiving a "not approvable" letter for its new drug application for its leading drug candidate. In February 2002, an agreement in principle was

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

reached to settle this litigation for the issuance of 1.7 million shares of Common Stock by the Company and the payment of $2 million. In connection with the settlement, the Company's insurance company has agreed to pay $2 million to the Company. This settlement is subject to execution of a final agreement and court approval, after which notice and an opportunity to object must be furnished to the class. There is no assurance that the settlement will be approved or completed in a timely fashion or at all. As of December 31, 2001, the Company has recorded the fair value of the 1.7 million shares of Common Stock of $7,837,000 as an increase to additional paid-in capital and recorded a charge to litigation settlement expense for the fair value of the Common Stock and the estimated legal costs of $655,000. In addition, the Company has accrued the $2 million to be paid by the Company's insurance company as a liability and recorded a corresponding asset due from the insurance company. Until such time as the settlement is approved by the court, the Company will adjust the above value of the 1.7 million shares based on the then current fair value of the shares. Such adjustments will result in non-cash income or expense in subsequent interim periods.

13.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for the years ended December 31, 2001 and 2000 is as follows:

                                                                      2001
                                           ----------------------------------------------------------
                                            MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                           -----------    -----------    ------------    ------------
Revenues.................................  $   316,973    $        --    $   306,808     $    318,450
Research and development expenses........    3,782,214      3,415,882      5,210,684        5,356,463
Selling, general and administrative
  expenses...............................    1,942,632      1,920,761      1,723,016        2,169,719
Litigation settlement and expense........           --             --             --        8,492,000
                                           -----------    -----------    -----------     ------------
  Operating loss.........................   (5,407,873)    (5,336,643)    (6,626,892)     (15,699,732)
Interest Income, net.....................      641,006        459,129        378,021          188,549
                                           -----------    -----------    -----------     ------------
Net loss.................................  $(4,766,867)   $(4,877,514)   $(6,248,871)    $(15,511,183)
                                           ===========    ===========    ===========     ============
Basic and diluted net loss per Common
  share..................................  $     (0.15)   $     (0.16)   $     (0.20)    $      (0.50)
                                           ===========    ===========    ===========     ============

                                                                      2000
                                           ----------------------------------------------------------
                                            MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                           -----------    -----------    ------------    ------------
Revenues.................................  $        --    $        --    $        --     $    329,694
Research and development expenses........    5,379,962      5,237,800      5,909,609        5,730,434
Selling, general and administrative
  expenses...............................    1,631,211      2,455,667      2,098,450        1,061,254
                                           -----------    -----------    -----------     ------------
  Operating loss.........................   (7,011,173)    (7,693,467)    (8,008,059)      (6,461,994)
Interest Income, net.....................      474,201        539,756        528,642          715,286
                                           -----------    -----------    -----------     ------------
Net loss.................................  $(6,536,972)   $(7,153,711)   $(7,479,417)    $ (5,746,708)
                                           ===========    ===========    ===========     ============
Basic and diluted net loss per Common
  share..................................  $     (0.24)   $     (0.26)   $     (0.27)    $      (0.19)
                                           ===========    ===========    ===========     ============