Form 10-Q
period 2002-03-31
CELL PATHWAYS INC /DE
filed 2002-05-03
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2002 or

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

At April 30, 2002 there were 33,560,273 shares of Common Stock, par value $0.01 per share, outstanding.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


PART 1        FINANCIAL INFORMATION (UNAUDITED)                                         Page
                                                                                        ----
    Item 1    Financial Statements:

              Consolidated Balance Sheets as of March 31, 2002
              and December 31, 2001.............................................         3

              Consolidated Statements of Operations for the three
              months ended March 31, 2002 and 2001 and for the period
              from inception (August 10, 1990) to March 31, 2002................         4

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 2002 and 2001 and for the period
              from inception (August 10, 1990) to March 31, 2002................         5

              Notes to Consolidated Financial Statements .......................       6 - 8

    Item 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................       9 - 13

    Item 3    Quantitative and Qualitative Disclosures about Market Risk........      13 - 14

PART II       OTHER INFORMATION

    Item 1    Legal Proceedings.................................................         14

    Item 2    Changes in Securities.............................................         14

    Item 6    Exhibits and Reports on Form 8-K..................................         14

              Signatures........................................................         15

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                        MARCH 31,          DECEMBER 31,
                                                                          2002                2001
                                                                      -------------       -------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................................    $   6,574,283       $   2,905,767
  Short-term investments .........................................       19,455,399          24,808,148
  Accounts receivable ............................................               --             318,450
  Prepaid expenses and other .....................................        3,012,054           1,130,971
  Due from insurance company .....................................        2,000,000           2,000,000
                                                                      -------------       -------------
        Total current assets .....................................       31,041,736          31,163,336

EQUIPMENT, FURNITURE and LEASEHOLD IMPROVEMENTS ..................          940,198             992,856
RESTRICTED CASH ..................................................          464,759             463,499
NOTES RECEIVABLE FROM OFFICERS ...................................          957,549             944,397
OTHER ASSETS .....................................................        1,041,202              57,400
                                                                      -------------       -------------
                                                                      $  34,445,444       $  33,621,488
                                                                      =============       =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of note payable ................................    $     287,152       $     277,473
  Current installments of obligation under capital lease .........           41,329              40,493
  Accounts payable ...............................................          655,218             847,552
  Accrued compensation ...........................................          436,967             764,843
  Accrued litigation settlement and expense ......................        2,275,737           2,642,822
  Other accrued liabilities ......................................        3,409,626           3,272,314
                                                                      -------------       -------------
        Total current liabilities ................................        7,106,029           7,845,497
                                                                      -------------       -------------
NOTE PAYABLE .....................................................          104,808             180,330
                                                                      -------------       -------------
OBLIGATION UNDER CAPITAL LEASE ...................................           51,370              62,020
                                                                      -------------       -------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized,
  none issued and outstanding ....................................               --                  --

  Common Stock, $.01 par value, 150,000,000 shares authorized;
  33,560,273 and 31,148,255 shares issued and outstanding ........          335,602             311,482
  Additional paid-in capital .....................................      155,834,180         148,631,231
  Stock subscription receivable from issuance of Common Stock ....               --             (50,683)
  Deferred Compensation ..........................................          (69,907)            (73,652)
  Deficit accumulated during the development stage ...............     (128,916,638)       (123,284,737)
                                                                      -------------       -------------
        Total stockholders' equity ...............................       27,183,237          25,533,641
                                                                      -------------       -------------
                                                                      $  34,445,444       $  33,621,488
                                                                      =============       =============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                      PERIOD FROM
                                                     THREE MONTHS ENDED                INCEPTION
                                                          MARCH 31,                (AUGUST 10, 1990)
                                                  ------------------------                TO
                                                  2002                2001          MARCH 31, 2002
                                                  ----                ----          --------------
REVENUES .................................   $          --       $     316,973       $   1,271,925

EXPENSES:
   Research and development ..............       4,311,246           3,782,214          97,717,482
   Selling, general and administrative ...       2,259,476           1,942,632          31,937,393
   Litigation settlement and expense .....        (850,000)                 --           7,642,000
                                             -------------       -------------       -------------
     Operating loss ......................      (5,720,722)         (5,407,873)       (136,024,950)
INTEREST INCOME, net .....................          88,821             641,006           7,108,312
                                             -------------       -------------       -------------
NET LOSS .................................   $  (5,631,901)      $  (4,766,867)      $(128,916,638)
                                             =============       =============       =============

Basic and diluted net loss per Common
   Share .................................   $       (0.18)      $       (0.15)
                                             =============       =============
Shares used in computing basic and
   diluted net loss per Common Share .....      31,322,203          31,089,838
                                             =============       =============


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                        PERIOD FROM
                                                                      THREE MONTHS ENDED                 INCEPTION
                                                                           MARCH 31,                 (AUGUST 10, 1990)
                                                                           ---------                        TO
                                                                    2002               2001           MARCH 31, 2002
                                                                    ----               ----           --------------
OPERATING ACTIVITIES:
  Net loss ................................................   $  (5,631,901)      $  (4,766,867)      $(128,916,638)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Settlement of litigation through agreement to
   Issue Common Stock .....................................        (850,000)                 --           6,987,000
  Depreciation and amortization expense ...................         128,400             128,612           2,408,252
  Loss on disposal of assets ..............................              --                  --              19,152
  Interest income on notes receivable from officers .......         (13,152)             (9,705)            (68,595)
  Interest income on promissory note from director ........            (284)                 --             (13,967)
  Amortization of deferred compensation ...................           3,745                  --               4,993
  Issuance of Common Stock for services rendered ..........              --                  --              48,578
  Issuance of Common Stock options for services rendered ..         (22,273)            (12,208)            452,053
  Provision for redemption of Redeemable Preferred Stock ..              --                  --           1,017,387
  Write-off of deferred offering costs ....................              --                  --             469,515
  Decrease in accounts receivable .........................         318,450              12,721                  --
  Other ...................................................              --                  --              68,399
  Increase in prepaid expenses and other current assets ...      (1,881,083)           (765,869)         (2,693,428)
  Increase in due from insurance company ..................              --                  --          (2,000,000)
  (Increase) decrease in other assets .....................            (469)                 --              92,898
  Increase (decrease) in accounts payable and
   accrued liabilities ....................................        (382,898)            117,968           1,880,820
  Increase (decrease) in accrued litigation
   settlement and expense .................................        (367,085)                 --           2,275,737
                                                              -------------       -------------       -------------
    Net cash flows used in operating activities ...........      (8,698,550)         (5,295,348)       (117,967,844)
                                                              -------------       -------------       -------------
INVESTING ACTIVITIES:
  Purchase of equipment, furniture and
  leasehold improvements ..................................         (59,075)            (24,917)         (5,703,403)
  Sale of leasehold improvements ..........................              --                  --           3,000,000
  Purchase of marketing and distribution rights ...........      (1,000,000)                 --          (1,000,000)
  Increase in notes receivable from officers ..............              --             (60,000)           (888,954)
  Cash paid for deposits ..................................              --                  --             (50,767)
  (Purchase) sale of short term investments ...............       5,352,749          (9,828,950)        (19,455,399)
                                                              -------------       -------------       -------------
   Net cash flows used in investing activities ............       4,293,674          (9,913,867)        (24,098,523)
                                                              -------------       -------------       -------------
FINANCING ACTIVITIES:
  Proceeds from the issuance of Common Stock,
   net of related offering costs ..........................       8,007,324                  --          44,707,573
  Proceeds from the exercise of Series E, F,
   G, and Common Stock warrants to purchase
   stock ..................................................              --                  --          19,966,894
  Proceeds from the issuance of Common Stock
   under the Employee Stock Purchase Plan .................          92,018              88,505             777,328
  Proceeds from issuance of Convertible
   Preferred Stock, net of related offering costs .........              --                  --          47,185,046
  Proceeds from the transaction with Tseng Labs, Inc. .....              --                  --          27,966,372
  Proceeds from the exercise of options to
   purchase Common Stock ..................................              --              19,127           2,846,692
  Decrease in shareholder receivable ......................              --                  --              23,626
  Redemption of Redeemable Preferred Stock ................              --                  --            (546,051)
  Proceeds from bridge loan ...............................              --                  --             791,000
  Partner cash contributions ..............................              --                  --           5,312,355
  Increase in restricted cash .............................          (1,260)             (9,253)           (464,759)
  Cash received from stock subscription ...................          50,967                  --              50,967
  Principal payments under capital lease obligations ......          (9,814)            (38,218)           (368,353)
  Proceeds from borrowings ................................              --                  --             950,000
  Repayment of borrowings .................................         (65,843)            (57,405)           (558,040)
                                                              -------------       -------------       -------------
   Net cash flows provided by financing activities ........       8,073,392               2,756         148,640,650
                                                              -------------       -------------       -------------
  Net increase (decrease) in cash and cash
   equivalents ............................................       3,668,516         (15,206,459)          6,574,283
  CASH AND CASH EQUIVALENTS, beginning of period ..........       2,905,767          49,528,407                  --
                                                              -------------       -------------       -------------
  CASH AND CASH EQUIVALENTS, end of period ................   $   6,574,283       $  34,321,948       $   6,574,283
                                                              =============       =============       =============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and, as of November 3, 1998, the successor to, a Delaware corporation of the same name. As the context requires, the "Company" is used herein to signify the successor and/or the predecessor corporations.

         The Company is a development stage pharmaceutical company focused on the research and development of products to treat and prevent cancer, the future commercialization of such products and the marketing and selling of oncology-related products produced by others. The Company has not generated any revenues from the sale of its products to date, nor is there any assurance of any future product revenues from the development of its products. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings and corporate alliances. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all. In September 2000, the Company commenced the marketing of a product made by another company. The Company will continue to be considered in the development stage until such time as it generates significant revenues from operations, whether through the marketing of its own products or through the sales and marketing of products manufactured by third parties. Management believes that the Company's existing cash, cash equivalents and short-term investments will be adequate to fund operations into the second quarter of 2003, based on projected revenue and expenditure levels. As of March 31, 2002, the Company had a deficit accumulated during the development stage of $128,916,638. Should appropriate sources of funding not be available on terms acceptable to the Company, management would take action which could include the delay of certain clinical trials and research activities until such time as appropriate sources of funding were available.

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

         In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron Agreement") with Aventis Pharmaceuticals Inc. ("Aventis"), to market Nilandron(R) (nilutamide) to urologists in the U.
S. and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market and promote Nilandron(R) in September 2000. Under the terms of the Nilandron Agreement, the Company is responsible for its marketing and promotion expenses and receives from Aventis a percentage of the gross margin on Aventis' sales in excess of a pre-established gross margin threshold, if any.

         In January 2002, the Company entered into a ten-year exclusive distribution agreement (the "Gelclair Agreement") with Sinclair Pharmaceuticals Ltd. ("Sinclair") to promote and distribute Gelclair(TM) Concentrated Oral Gel in North America (U.S., Canada and Mexico). Gelclair(TM) is an oral gel formulation for the management and relief of pain associated with inflammation and ulceration of the mouth caused by chemotherapy or radiotherapy treatments and other causes. The Company plans to promote Gelclair(TM) in the oncology market. The Company will purchase Gelclair(TM) from Sinclair and resell to North American markets, with any revenues derived from the sale of Gelclair(TM) being recognized by the Company.

Basis of Presentation

         The unaudited consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results may not be indicative of the results that may be expected for the year. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

2. ACQUISITION OF PRODUCT RIGHTS

         In January 2002, the Company entered into a ten-year exclusive distribution agreement with Sinclair to promote and distribute Gelclair(TM) in North America. The Company plans to promote Gelclair(TM) in the oncology market. Under the Gelclair Agreement, the Company has paid Sinclair $1 million for the exclusive right to market and distribute Gelclair(TM) in North America, which amount has been capitalized and is being amortized over the ten-year term of the Gelclair Agreement. Additionally, the Company has made a $2 million payment, in the first quarter of 2002, for future inventory purchases, and has committed to additional inventory purchases of $2 million, $3 million and $5 million in 2002, 2003 and 2004, respectively, and could be responsible for milestone payments totaling $3 million related to the achievement of certain sales, patent and clinical trial milestones. The Company will purchase Gelclair(TM) from Sinclair and resell to North American markets, with any revenues derived from the sale of Gelclair(TM) being recognized by the Company.

3. SHORT TERM INVESTMENTS

         The Company invests in U.S. Government securities. Securities with maturity greater than three months at the time of purchase are considered to be investments. The investments are classified as held-to-maturity and are stated at amortized cost. The carrying amount of the investments approximates fair value due to their short maturity.

4. BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company presents basic and diluted net loss per Common share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per Common share. "Basic" net loss per Common share equals net loss divided by the weighted average Common shares outstanding during the period. "Diluted" net loss per Common share equals net loss divided by the sum of the weighted average Common shares outstanding during the period plus Common Stock equivalents. The Company's basic and diluted net loss per share amounts are the same since the assumed exercise of stock options and warrants is anti-dilutive due to the Company's losses. The amount of Common Stock equivalents excluded from the calculation are options and warrants to purchase 8,905,022 and 7,878,879 shares of Common Stock as of March 31, 2002 and 2001, respectively. In addition, the weighted average Common Stock outstanding excludes 1,700,000 shares to be issued in connection with the settlement of litigation (Note 5).

5. LITIGATION

         In March, April and May of 2001, eleven stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The lawsuits allege that the Company and its officers made false and misleading statements about the Company's lead drug candidate which caused artificial inflation of the Company's stock price during the class period of October 27, 1999 to September 22, 2000, when the Company announced that the FDA had informed the Company that it would be receiving a "not approvable" letter for its new drug application for its leading drug candidate. In February 2002, an agreement in principle was reached to settle this litigation for the issuance of 1.7 million shares of Common Stock by the Company and the payment of $2 million. In connection with the settlement, the Company's insurance company has agreed to pay $2 million to the Company. This settlement is subject to execution of a final agreement and court approval, after which notice and an opportunity to object must be furnished to the class. There is no assurance that the settlement will be approved or completed in a timely fashion or at all. As of December 31, 2001, the Company recorded the fair value of the 1.7 million shares of Common Stock of $7,837,000, as an increase to additional paid-in capital and recorded a charge to litigation settlement expense for the fair value of the Common Stock. As of March 31, 2002, the fair value of the 1.7 million shares was adjusted to $6,987,000 based on the current fair value of the shares as of March 31, 2002, which resulted in an $850,000 reduction to the litigation settlement expense and a decrease to additional paid-in capital. In addition, the Company has accrued the $2 million to be paid by the Company's insurance company as a liability and recorded a corresponding asset due from the insurance company. Until such time as the settlement is approved by the court, the Company will adjust the above value of the 1.7 million shares based on the then current fair value of the shares. Such adjustments will result in non-cash income or expense in subsequent interim periods.

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

         Certain statements in this report, and oral statements made in respect of this report, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Such risks and uncertainties relate to, among other factors; the absence of approved products; history of operating losses and the need for further financing; dependence on the development, regulatory approval and market acceptance of one or more of our product candidates for one or more significant disease indications; early stage of development; the costs, delays and uncertainties inherent in scientific research, basic pharmaceutical research, drug development, clinical trials and the regulatory approval process, with respect to both our current product candidates and our future product candidates, if any; the risk that the Company does not conduct the clinical studies it may have planned to conduct or does not pursue development plans it may have planned to pursue; uncertainty that additional studies, if any, may not be positive; limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; uncertainty of obtaining regulatory approval of any compound for any disease indication whether due to adequacy of the development program, changing regulatory requirements or otherwise; the risk that the U.S. Food and Drug Administration ("FDA") will stop or further delay the Phase III lung cancer study or any other study as a result of safety or otherwise; the risk that clinical studies do not result in the safety and efficacy necessary to obtain regulatory approvals; the risks of conducting clinical trials including the risk of conducting clinical trials of our drugs in combination with other drug therapies; the commercial risk and risk of liability in marketing and selling Gelclair(TM) Concentrated Oral Gel, including the risk that prescribers do not prescribe the product and sales do not materialize, the risks associated with product launch, manufacturing and marketing risks, and the risk that the Company's sales of Gelclair(TM) are less than the Company's minimum purchase obligations; the commercial risk and risk of liability in providing marketing services promoting Nilandron(R) (nilutamide) manufactured by Aventis Pharmaceuticals Inc. ("Aventis") including the risk that Aventis' sales of Nilandron(R) do not exceed the threshold entitling the Company to a percentage of gross margin; the risk that the Company may enter into, or may fail to enter into, licensing, partnership or other collaborative arrangements or strategic alliances which accord to other companies rights with respect to one or more Company compounds, technologies or programs or in which the Company acquires new rights and obligations; the volatility of the market price of our Common Stock; our ability to sell securities registered under the shelf registration statement; acceptance of any product candidates by physicians and providers of healthcare reimbursement; the actions of competitors; the pace of technological changes in the biopharmaceutical industry; dependence upon third parties; the validity, scope and enforceability of patents; the risk of pending or future class action securities litigation; potential product liability claims; and availability and adequacy of insurance.

         These and other risks are detailed in our reports filed from time to time under the Securities Act and/or the Securities Exchange Act, including the sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Other Events" in our annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K and in such registration statements on Form S-3 as we may file from time to time. You are encouraged to read these filings as they are made. They are available over the Internet from the SEC in its EDGAR database at http://www.sec.gov and from the Company. Be sure to read the "Risk Factors" in
Item 1 of Form 10-K (and also the discussion of the related subject matters appearing in Item 1 of Form 10-K).

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

         On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held company with no continuing operations) in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million. In October 1999, the Company issued 1.555 million shares of Common Stock for net proceeds of approximately $13.5 million. During the year ended December 31, 2000, the Company received approximately $23.1 million from the issuance of 3.2 million shares of Common Stock and approximately $20.8 million primarily from the exercise of previously issued Common Stock warrants and options. In March 2002, the Company received approximately $8.0 million from the issuance of 2.4 million shares of Common Stock. Common Stock outstanding at March 31, 2002 and December 31, 2001 was 33.6 million and 31.1 million shares, respectively.

         In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron Agreement") with Aventis Pharmaceuticals Inc. ("Aventis"), to market Nilandron(R) (nilutamide) to urologists in the U.S. and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market Nilandron(R) in September of 2000. Under the terms of the Nilandron Agreement, the Company is responsible for its marketing and promotion expenses and receives from Aventis a percentage of the gross margin on Aventis' sales in excess of a pre-established gross margin threshold, if any. The Company did not recognize any revenue under the Nilandron Agreement in the first quarter of 2002. For the first quarter of 2001, revenue of $316,973 was recognized under the Nilandron Agreement.

         In January 2002, the Company entered into a ten-year exclusive distribution agreement (the "Gelclair Agreement") with Sinclair Pharmaceuticals Ltd. ("Sinclair") to promote and distribute Gelclair(TM) Concentrated Oral Gel in North America (U.S., Canada and Mexico). Gelclair(TM) is an oral gel formulation for the management and relief of pain associated with inflammation and ulceration of the mouth caused by chemotherapy or radiotherapy treatments and other causes. The Company plans to promote Gelclair(TM) in the oncology market. The Company will purchase Gelclair(TM) from Sinclair and resell to North American markets, with any revenues derived from the sale of Gelclair(TM) being recognized by the Company.

         The Company has not received any revenue from the sale of its products, and none of its product candidates has been approved for marketing. The Company's income has been limited to interest income from investments and revenues from the Nilandron Agreement beginning in the fourth quarter of 2000, and its primary source of capital has been the sale of its equity securities, including the transaction with Tseng. Net losses were $31,404,435 and $26,916,808 for the years ended December 31, 2001 and 2000, respectively, and the net loss for the three months ended March 31, 2002 was $5,631,901. As of March 31, 2002, the accumulated deficit was $128,916,638 and the cash, cash equivalents and short-term investments were $26,029,682. The Company anticipates that it will continue to incur additional operating losses for the next several years and that it will need to raise additional capital to sustain its operations. Should appropriate sources of funding not be available on terms acceptable to the

Company, management would take action which could include the delay of certain clinical trials and research activities until such time as appropriate sources of funding were available. There can be no assurance that any of the Company's product candidates will be approved for marketing, that profitability will be attained or, if profitability is achieved, that the Company will remain profitable on a quarterly or annual basis in the future. The Company's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001.

         Total expenses for the three months ended March 31, 2002 were $5,720,722, a decrease of $4,124 or less than 1.0% from the same period in 2001. Included in total expenses for the three months ended March 31, 2002 is an $850,000 non-cash reduction of litigation settlement and expense related to the Company's agreement in principle to settle its securities class action litigation. This adjustment to the amount previously recorded as of December 31, 2001 represents the change in the fair value of the 1.7 million shares of the Company's Common Stock to be issued in connection with the settlement. Until such time as the settlement is approved by the court, the Company will adjust the value of the 1.7 million shares based on the then current fair value of the shares. Such adjustment will result in non-cash income or expense in subsequent interim periods.

         Research and development ("R&D") expenses for the three months ended March 31, 2002 were $4,311,246, an increase of $529,032, or 14.0% from the same period in 2001. This increase was primarily due to clinical study expenses associated with the Company's Phase III clinical trial of Aptosyn(R) in combination with Taxotere(R) in patients with non-small cell lung cancer, and three ongoing pilot Phase IIa clinical trials of CP461 in patients with chronic lymphocytic leukemia, hormone-refractory prostate cancer and renal ("kidney") cell carcinoma. Selling, general and administrative ("S,G&A") expenses were $2,259,476 for the three months ended March 31, 2002, an increase of $316,844, or 16.3% from the same period in 2001. This increase was primarily due to personnel expenses for our in-house sales force and consulting expenses related to licensing Gelclair(TM).

         For the three months ended March 31, 2002 there was no revenue received from the Nilandron Agreement since Aventis' gross margin on sales of Nilandron(R) did not exceed the pre-established gross margin threshold due, in part, to a one-time adjustment for contractual pricing. For comparative purposes, revenues from the Nilandron Agreement were $316,973 for the three months ended March 31, 2001.

         Interest income, net of interest expense, was $88,821 for the three months ended March 31, 2002, a decrease of $552,185 from the same period of 2001, due to lower average cash balances and lower interest rates on investments.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily with the net proceeds received from the sale of equity securities, including the transaction with Tseng. Financing activities have generated net proceeds of $148.6 million from inception through March 31, 2002.

         At March 31, 2002, the Company had cash, cash equivalents, and short-term investments of $26,029,682, a decrease of $1,684,233 from the comparable balances at December 31, 2001. This decrease was primarily the result of cash used to fund operation for the three months ended March 31, 2002, $3 million in payments to Sinclair for both the licensing rights to market Gelclair(TM) and initial inventory commitments and a $0.6 million clinical trial recruitment milestone payment for Aptosyn(R) in non-small cell lung cancer. Partially offsetting the cash used in the first three months of 2002 was $8 million of cash received from a private placement of 2.4 million shares of the Company's Common Stock. The Company invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government securities. At March 31, 2002 the Company had a portion of its excess cash invested in U.S. government securities with original maturities in excess of three months, thereby requiring such investments to be classified as short-term investments. At March 31, 2002, the Company had $464,759 in a restricted cash account pledged for a security deposit under the lease of its Horsham, Pennsylvania facility.

         In March 2002, the Company sold 2,390,107 shares of Common Stock in a private placement, mainly to institutional investors, at a price of $3.70 per share, resulting in net proceeds of approximately $8.0 million. With each share of Common Stock purchased, the Company issued a warrant to purchase twenty-five one-hundredths (0.25) shares of the Company's Common Stock at $4.74 per share. The warrants are exercisable until March 26, 2006.

         CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten - year lease which expires in 2008 and which contains two five - year renewal options. The Company believes its facilities will be adequate for the foreseeable future.

         In March, April and May of 2001, eleven stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The lawsuits alleged that the Company and its officers made false and misleading statements about the Company's lead drug candidate which caused artificial inflation of the Company's stock price during the class period of October 27, 1999 to September 22, 2000, when the Company announced that the FDA had informed the Company that it would be receiving a "not approvable" letter for its NDA for its leading drug candidate. In February 2002, an agreement in principle was reached to settle this litigation for the issuance of 1.7 million shares of Common Stock by the Company and the payment of $2 million. In connection with the settlement, the Company's insurance company has agreed to pay $2 million to the Company. This settlement is subject to execution of a final agreement and court approval, after which notice and an opportunity to object must be furnished to the class. There is no assurance that the settlement will be approved or completed in a timely fashion or at all. As of December 31, 2001, the Company recorded the fair value of the 1.7 million shares of Common Stock of $7,837,000 as an increase to additional paid-in capital and recorded a charge to the litigation settlement expense for the fair value of the Common Stock and the estimated legal costs of $655,000. As of March 31, 2002 the Company reduced the value of the 1.7 million shares by $850,000 resulting in a reduction to both the litigation settlement expense and additional paid-in capital based on the current fair value of the Common Stock as of March 31, 2002. In addition, the Company has accrued the $2 million to be paid by the Company's insurance company as a liability and recorded a corresponding asset due from the insurance company.

         Under the Gelclair Agreement, in the first quarter ended March 31, 2002, the Company has paid Sinclair $1 million for the exclusive right to market and distribute Gelclair(TM) in North America and $2 million for future inventory purchases. The Company has committed to additional inventory purchases of $2 million, $3 million and $5 million in 2002, 2003 and 2004, respectively, and could be responsible for milestone payments totaling $3 million related to the achievement of certain sales, patent and clinical trial milestones.

         The Company anticipates the annual expenditures for preclinical studies, clinical trials, product development, research, selling and marketing, and general and administrative expenses will increase significantly in future years. CPI anticipates that it will need to raise additional capital. There can be no assurance that the Company will be able to successfully complete the clinical development of Aptosyn(R), CP461 or any other drug candidate for any indication, that the FDA will grant approval of any drug candidate for any indication, or that the other developments or expansions in CPI's research, development and commercialization and sales and marketing programs will ultimately lead to revenues or profitability for the Company.

         CPI cannot predict the date of its first product approval, if any, the rate of revenue generated from initial product sales, if achieved, the level of expense which may be associated with such initial product sales, or the level of revenue and expense associated with the marketing and/or selling of products made by others. The Company anticipates that it will require additional financing in the future to continue its research and development programs. Until such time as CPI is able to generate sufficient revenue, if ever, CPI plans to finance its anticipated growth and development largely through equity or debt financing and/or strategic or corporate alliances. CPI believes, based on its current operating plans, that its existing, cash, cash equivalents and short-term investments balance of approximately $26.0 million as of March 31, 2002, together with interest earned on these balances, will be adequate to fund operations into the second quarter of 2003. However, there can be no assurance that the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs and from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to CPI, if at all. Should appropriate sources of funding not be available on terms acceptable to the Company, management would take action which could include the delay of certain clinical trials and research activities until such time as appropriate sources of funding was available. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants and also may be dilutive. Corporate alliances would generally require the Company to give up certain marketing rights or other rights to its potential products and technology. If additional funds should be needed but are not available, the Company may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by CPI to raise capital on acceptable terms if and when needed would have a material adverse effect on CPI's business, financial condition and results of operations.

INFLATION
         The Company does not believe that inflation has had any significant impact on its business to date.

INCOME TAXES

         As of March 31, 2002, CPI has net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets that will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of March 31, 2002. (Also see Note 11 of notes to consolidated financial statements in the Company's December 31, 2001 annual report on Form 10-K.)

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

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the notes to consolidated financial statements, in the Company's December 31, 2001 annual report on Form 10-K, includes a summary of our significant accounting policies and methods used in the preparation of our consolidated financial statements. While, the preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting period, we do not believe the Company's financial statements are significantly affected by complex accounting policies and methods, given our stage of development.

REVENUE RECOGNITION

         We recognize revenue under the Nilandron Agreement in the period in which marketing services are performed if Aventis' gross margin of sales of Nilandron(R)for that period exceed specified thresholds. In January 2002, we entered into the Gelclair Agreement to market and distribute Gelclair(TM) in North America. We anticipate commencing sales of Gelclair(TM) in the second quarter of 2002. While we have not finalized the sales terms for Gelclair(TM), the recognition of revenue from the sale of Gelclair(TM) could be subject to certain pricing allowances or rights of product return granted to potential customers. To the extent that we offer such terms to our customers, this could have an impact on our revenue recognition policy for sales of Gelclair(TM).


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

           The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than seven months to ensure principal preservation. As of March 31, 2002, the Company was primarily invested in U.S. Government securities and money market funds, which were classified as cash, cash equivalents and short-term investments in the Company's financial statements. The investments had principal (or notional) amounts of $19,549,000 which were equal to their fair value, an average interest rate of 1.9% and maturities of less than one year.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The information set forth in Footnote 5 to the notes to the Company's consolidated financial statements included herein is hereby incorporated by reference.

ITEM 2. CHANGES IN SECURITIES.

         In March 2002, the Company sold 2,390,107 shares of Common Stock in a private placement, to institutional investors, at a price of $3.70 per share, resulting in net proceeds of approximately $8.0 million after fees and expenses of approximately $0.8 million. With each share of Common Stock purchased, the Company issued a warrant to purchase twenty-five one-hundredths (0.25) shares of the Company's Common Stock at $4.74 per share. The warrants are exercisable until March 26, 2006. The shares and warrants were issued pursuant to the exemption provided by section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      None.

(b) There were no reports on Form 8-K filed during the quarter ending March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CELL PATHWAYS, INC.

Dated: May 03, 2002                 By:  /s/ Robert J. Towarnicki
                                    --------------------------------------------
                                    Robert J. Towarnicki

                                    Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)



Dated: May 03, 2002                 By:  /s/ Brian J. Hayden
                                    --------------------------------------------
                                    Brian J. Hayden

                                    Chief Financial Officer; Vice President -
                                    Finance; Treasurer (Principal Financial and
                                    Accounting Officer)