Form 10-K/A
period 2001-12-31
CELL PATHWAYS INC /DE
filed 2002-05-08
CIK 1066284

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER 00024889

                               -------------------
                               CELL PATHWAYS, INC.
             (Exact name of Registrant as specified in its charter)

                                    702 ELECTRONIC DRIVE
            DELAWARE                 HORSHAM, PA 19044         23-2969600
(State or other jurisdiction of    (Address of principal    (I.R.S. Employer
incorporation or organization)      executive offices)     Identification No.)

                                 (215) 706-3800
                         (Registrant's telephone number,
                              including area code)

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

                               -------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 29, 2002, are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the
Exhibit Index.

================================================================================

                                Explanatory Note

         This Amendment No. 1 to the Registrant's 2001 Annual Report on Form 10-K is being filed for the sole purpose of amending Part IV, Item 14 (a) (3) and in particular to file Exhibit 10.4 for which confidential treatment was requested with this Amendment No. 1.

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

10.24 Restricted Stock Grant, dated December 14, 2001, between Cell Pathways, Inc. and Robert E. Bellet, M.D. (previously filed on March 22, 2002).

10.25 Non-Qualified Stock Option Agreement, dated January 11, 2002, between Cell Pathways, Inc. and Brian J. Hayden (previously filed on March 22,
         2002).

22.1     Subsidiaries.

23.1     Consent of Arthur Andersen LLP.

99.1     Issuer Letter Concerning Auditor Representation.

----------
*Confidential Treatment Requested

(b)      REPORT ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CELL PATHWAYS, INC.


                                     By: /s/ Robert J. Towarnicki
                                        ----------------------------------------
                                        Robert J. Towarnicki
                                        President and Chief Executive Officer

May 8, 2002