Form 10-Q
period 2002-06-30
CELL PATHWAYS INC /DE
filed 2002-08-13
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________

Commission File Number:        00024889


                               CELL PATHWAYS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                              23-2969600
               --------                              ----------
    (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)              Identification Number)


702 Electronic Drive Horsham, Pennsylvania             19044
------------------------------------------             -----
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

                       Yes   [X]             No   [ ]

At July 31, 2002 there were 35,260,273 shares of Common Stock, par value $0.01 per share, outstanding including 1,700,000 shares of Common Stock issued in escrow related to the class action litigation settlement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

PART 1          FINANCIAL INFORMATION (UNAUDITED)                                                       Page
                                                                                                        ----
    Item 1      Financial Statements:

                Consolidated Balance Sheets as of June 30, 2002
                and December 31, 2001........................................................             2

                Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 and for the period
                from inception (August 10, 1990) to June 30, 2002............................             3

                Consolidated Statements of Cash Flows for the
                six months ended June 30, 2002 and 2001 and for the period
                from inception (August 10, 1990) to June 30, 2002............................             4

                Notes to Consolidated Financial Statements ..................................           5 - 7

    Item 2      Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................           8 - 13

    Item 3      Quantitative and Qualitative Disclosures about Market Risk...................             14

PART II         OTHER INFORMATION

    Item 1      Legal Proceedings............................................................             14

    Item 2      Changes in Securities........................................................             14

    Item 4      Submission of Matters to a Vote of Security Holders..........................             14

    Item 6      Exhibits and Reports on Form 8-K.............................................             15

                Signatures...................................................................             16

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                                 JUNE 30,         DECEMBER 31,
                                                                                                   2002              2001
                                                                                              -------------      -------------

                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ................................................................  $   3,091,656      $   2,905,767
  Short-term investments ...................................................................     15,538,479         24,808,148
  Accounts receivable ......................................................................      2,029,097            318,450
  Inventory ................................................................................      1,234,141                 --
  Prepaid expenses and other ...............................................................      1,585,515          1,130,971
  Due from insurance company ...............................................................      2,000,000          2,000,000
                                                                                              -------------      -------------
        Total current assets ...............................................................     25,478,888         31,163,336

EQUIPMENT, FURNITURE and LEASEHOLD IMPROVEMENTS ............................................        986,945            992,856

RESTRICTED CASH ............................................................................        466,524            463,499

NOTES RECEIVABLE FROM OFFICERS .............................................................      1,025,193            944,397

OTHER ASSETS ...............................................................................      1,016,679             57,400
                                                                                              -------------      -------------
                                                                                              $  28,974,229      $  33,621,488
                                                                                              =============      =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of note payable ..........................................................  $     297,168      $     277,473
  Current installments of obligation under capital lease ...................................         54,626             40,493
  Accounts payable .........................................................................        499,704            847,552
  Accrued compensation .....................................................................        766,394            764,843
  Deferred revenue .........................................................................      1,730,070                 --
  Accrued litigation settlement and expense ................................................      2,185,939          2,642,822
  Other accrued liabilities ................................................................      2,409,097          3,272,314
                                                                                              -------------      -------------
        Total current liabilities ..........................................................      7,942,998          7,845,497
                                                                                              -------------      -------------
NOTE PAYABLE ...............................................................................         26,653            180,330
                                                                                              -------------      -------------
OBLIGATION UNDER CAPITAL LEASE .............................................................         65,840             62,020
                                                                                              -------------      -------------

Contingencies (Note 7)

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued
   and Outstanding .........................................................................             --                 --
  Common Stock, $.01 par value, 150,000,000 shares
   authorized; 35,260,273 (including 1,700,000 shares
   issued in escrow) and 31,148,255 shares issued and outstanding ..........................        352,602            311,482
  Additional paid-in capital ...............................................................    151,356,619        148,631,231
  Stock subscription receivable from issuance of Common Stock ..............................             --            (50,683)
  Deferred compensation ....................................................................        (66,162)           (73,652)
  Deficit accumulated during the development stage .........................................   (130,704,321)      (123,284,737)
                                                                                              -------------      -------------
        Total stockholders' equity .........................................................     20,938,738         25,533,641
                                                                                              -------------      -------------
                                                                                              $  28,974,229      $  33,621,488
                                                                                              =============      =============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                               PERIOD FROM
                                                       THREE MONTHS ENDED           SIX MONTHS ENDED            INCEPTION
                                                            JUNE 30,                     JUNE 30,           (AUGUST 10, 1990)
                                                 ----------------------------  ----------------------------         TO
                                                      2002           2001           2002           2001       JUNE 30, 2002
                                                 -------------  -------------  -------------  -------------   -------------
REVENUES ...................................     $     303,578  $         --   $     303,578  $     316,973   $   1,575,503

EXPENSES:
   Research and development ................         4,116,395      3,415,882      8,427,641      7,198,096     101,833,877
   Selling, general and administrative .....         2,513,794      1,920,761      4,773,270      3,863,393      34,451,187
   Litigation settlement and expense .......        (4,437,000)            --     (5,287,000)            --       3,205,000
                                                 -------------  -------------  -------------  -------------   -------------
      Operating loss .......................        (1,889,611)    (5,336,643)    (7,610,333)   (10,744,516)   (137,914,561)
INTEREST INCOME, net .......................           101,928        459,129        190,749      1,100,135       7,210,240
                                                 -------------  -------------  -------------  -------------   -------------
NET LOSS ...................................     $  (1,787,683) $  (4,877,514) $  (7,419,584) $  (9,644,381)  $(130,704,321)
                                                 =============  =============  =============  =============   =============

Basic and diluted net loss per Common Share      $       (0.05) $       (0.16) $       (0.23) $       (0.31)
                                                 =============  =============  =============  =============
Shares used in computing basic and
   diluted net loss per Common Share .......        33,560,273     31,100,945     32,447,420     31,095,422
                                                 =============  =============  =============  =============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                                    PERIOD FROM
                                                                                     SIX MONTHS ENDED                INCEPTION
                                                                                         JUNE 30,                (AUGUST 10, 1990)
                                                                            --------------------------------            TO
                                                                                 2002               2001           JUNE 30, 2002
                                                                            -------------      -------------     -----------------
OPERATING ACTIVITIES:
  Net loss ............................................................     $  (7,419,584)     $  (9,644,381)     $(130,704,321)
Adjustments to reconcile net loss to net cash  used in
  operating activities:
  Settlement of litigation through agreement to
    issue Common Stock ................................................        (5,287,000)                --          2,550,000
  Depreciation and amortization expense ...............................           273,466            264,153          2,553,318
  Loss on disposal of assets ..........................................                --                 --             19,152
  Interest income on notes receivable from officers ...................           (26,796)           (20,597)           (82,239)
  Interest income on promissory note from director ....................              (284)                --            (13,967)
  Amortization of deferred compensation ...............................             7,490                 --              8,738
  Issuance of Common Stock for services rendered ......................                --                 --             48,578
  Issuance of Common Stock options for services rendered ..............           (45,834)           169,035            428,492
  Provision for redemption of Redeemable Preferred Stock ..............                --                 --          1,017,387
  Write-off of deferred offering costs ................................                --                 --            469,515
  (Increase) decrease in accounts receivable ..........................        (1,710,647)           329,694         (2,029,097)
  Other ...............................................................                --                 --             68,399
  Increase in prepaid expenses and other current assets ...............          (454,544)          (182,775)        (1,266,889)
  Increase in due from insurance company ..............................                --                 --         (2,000,000)
  (Increase) decrease in other assets .................................              (945)            32,693             92,422
  Increase in inventory ...............................................        (1,234,141)                --         (1,234,141)
  Increase in deferred revenue ........................................         1,730,070                 --          1,730,070
  Increase (decrease) in accounts payable and accrued liabilities .....        (1,209,514)        (1,926,487)         1,054,204
  Increase (decrease) in accrued litigation settlement and expense ....          (456,883)                --          2,185,939
                                                                            -------------      -------------      -------------
    Net cash flows used in operating activities .......................       (15,835,146)       (10,978,665)      (125,104,440)
                                                                            -------------      -------------      -------------
INVESTING ACTIVITIES:
  Purchase of equipment, furniture and leasehold improvements .........          (185,200)           (71,390)        (5,829,528)
  Sale of leasehold improvements ......................................                --                 --          3,000,000
  Purchase of marketing and distribution rights .......................        (1,000,000)                --         (1,000,000)
  Increase in notes receivable from officers ..........................           (54,000)          (106,000)          (942,954)
  Cash paid for deposits ..............................................                --                 --            (50,767)
  (Purchase) sale of short term investments ...........................         9,269,669        (28,510,409)       (15,538,479)
                                                                            -------------      -------------      -------------
   Net cash flows provided by (used in) investing activities ..........         8,030,469        (28,687,799)       (20,361,728)
                                                                            -------------      -------------      -------------
FINANCING ACTIVITIES:
  Proceeds from the issuance of Common Stock, net of offering costs ...         8,007,324                 --         44,707,573
  Proceeds from the exercise of Series E, F, G,  and Common Stock
   warrants to purchase  stock ........................................                --                 --         19,966,894
  Proceeds from the issuance of Common Stock under the Employee Stock
   Purchase Plan ......................................................            92,018             88,505            777,328
  Proceeds from issuance of Convertible Preferred Stock, net of related
   offering costs .....................................................                --                 --         47,185,046
  Proceeds from the transaction with Tseng Labs, Inc. .................                --                 --         27,966,372
  Proceeds from the exercise of options to purchase Common Stock ......                --             23,752          2,846,692
  Decrease in shareholder receivable ..................................                --                 --             23,626
  Redemption of Redeemable Preferred Stock ............................                --                 --           (546,051)
  Proceeds from bridge loan ...........................................                --                 --            791,000
  Partner cash contributions ..........................................                --                 --          5,312,355
  (Increase) decrease in restricted cash ..............................            (3,025)           217,572           (466,524)
  Cash received  from stock subscription ..............................            50,967                 --             50,967
  Principal payments under capital lease obligations ..................           (22,736)           (38,218)          (381,275)
  Proceeds from borrowings ............................................                --                 --            950,000
  Repayment of borrowings .............................................          (133,982)          (116,811)          (626,179)
                                                                            -------------      -------------      -------------
   Net cash flows provided by financing activities ....................         7,990,566            174,800        148,557,824
                                                                            -------------      -------------      -------------
  Net increase (decrease) in cash and cash equivalents ................           185,889        (39,491,664)         3,091,656
  CASH AND CASH EQUIVALENTS, beginning of period ......................         2,905,767         49,528,407                 --
                                                                            -------------      -------------      -------------
  CASH AND CASH EQUIVALENTS, end of period ............................     $   3,091,656      $  10,036,743      $   3,091,656
                                                                            =============      =============      =============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

         The Company is a development stage pharmaceutical company focused on the research and development of products to treat and prevent cancer, the future commercialization of such products and the marketing and selling of oncology-related products produced by others. The Company has not generated any revenues from the sale of its products to date, nor is there any assurance of any future product revenues from the development of its products. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings, profits from the sale of oncology-related products produced by others, and corporate alliances. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all, or that profits will be generated from the sale of products produced by others. The Company will continue to be considered in the development stage until such time as it generates significant revenues from operations, whether through the marketing of its own products or through the sales and marketing of products manufactured by third parties. Management believes that the Company's existing cash, cash equivalents and short-term investments will be adequate to fund operations into the second quarter of 2003, based on projected revenue and expenditure levels. As of June 30, 2002, the Company had a deficit accumulated during the development stage of $130,704,321. Should appropriate sources of funding not be available on terms acceptable to the Company, management would take action which could include the delay of certain clinical trials and research activities until such time as appropriate sources of funding were available.

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

         In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron Agreement") with Aventis Pharmaceuticals Inc. ("Aventis"), to market Nilandron(R)(nilutamide) to urologists in the U.
S. and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market and promote Nilandron(R) in September 2000. Under the terms of the Nilandron Agreement, which is scheduled to expire at the end of 2002 unless extended by mutual consent, the Company is responsible for its marketing and promotion expenses and receives from Aventis a percentage of the gross margin on Aventis' sales in excess of a pre-established gross margin threshold, if any.

         In January 2002, the Company entered into a ten-year exclusive distribution agreement (the "Gelclair Agreement") with Sinclair Pharmaceuticals Ltd. ("Sinclair") to promote and distribute Gelclair(TM) Bioadherent Oral Gel in North America (U.S., Canada and Mexico). Gelclair(TM) is an oral gel formulation for the management and relief of pain associated with inflammation and ulceration of the mouth caused by chemotherapy or radiotherapy treatments and other causes. In June 2002, the Company began to promote Gelclair(TM) in the oncology market. The Company purchases Gelclair(TM) from Sinclair and resells to wholesale customers in the U.S.

Basis of Presentation

         The unaudited consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results may not be indicative of the results that may be expected for the year. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

Concentration of Credit Risk

         As of June 30, 2002, four wholesale customers represented 95% of the accounts receivable due from shipments of Gelclair(TM). Credit risk is controlled through use of credit limits, credit approvals and periodic credit evaluations of wholesale customers.

2. ACQUISITION OF PRODUCT RIGHTS

         In January 2002, the Company entered into a ten-year exclusive distribution agreement with Sinclair to promote and distribute Gelclair(TM) in North America. In June 2002, the Company began to promote Gelclair(TM) in the U.S. oncology market (See Note 5). Under the Gelclair Agreement, the Company has paid Sinclair $1 million for the exclusive right to market and distribute Gelclair(TM) in North America, which amount has been capitalized and is being amortized over the ten-year term of the Gelclair Agreement. The Company made a $2 million payment in the first quarter of 2002 for inventory purchases, committed to additional inventory purchases of $2 million, $3 million and $5 million in 2002, 2003 and 2004, respectively, and could be responsible for milestone payments totaling $3 million related to the achievement of certain sales, patent and clinical trial milestones. The Company purchases Gelclair(TM) from Sinclair and resells to wholesale customers in the U.S.

3. SHORT TERM INVESTMENTS

         The Company invests in U.S. Government securities. Securities with maturities greater than three months at the time of purchase are considered to be investments. The investments are classified as held-to-maturity and are stated at amortized cost. The carrying amount of the investments approximates fair value due to their short maturities.

4. INVENTORY

         Inventory is comprised solely of Gelclair(TM) and is stated at the lower of cost or market as determined using the first-in, first-out method. Inventory consisted of the following as of June 30, 2002:

Finished goods on hand                                           $  656,638
Inventory subject to return                                         577,503
                                                                 ----------
                                                                 $1,234,141
                                                                 ==========

         Inventory subject to return represents the amount of Gelclair(TM) shipped to wholesale customers which has not been recognized as revenue (See
Note 5).

5. REVENUE RECOGNITION

         The Company recognizes revenue under the Nilandron Agreement in the period in which marketing services are performed if Aventis' sales of Nilandron(R) for that period exceed specified thresholds.

         Product revenues are recognized upon shipment of product and are recorded net of reserves for returns and allowances. A reserve for returns is determined by using reports from external, independent sources. These reports provide data on prescriptions filled through retail outlets as well as shipments made from our wholesaler customers to the retail pharmacies. The reserve is established and adjusted based on the movement of product through the supply chain, thereby identifying slow moving product that is more likely to be returned. The reserve is reviewed at each reporting period and adjusted to reflect current data.

         Product sales of Gelclair(TM) to the Company's wholesale customers were initiated in the U.S. in May 2002. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists", the Company fully deferred revenue on product shipments of Gelclair(TM) to wholesale customers based on the following criteria: (a) Gelclair(TM) is a new product and the Company has limited sales, returns and collection history;

(b) the product can be returned for up to 36 months from shipment; (c) wholesale customers received extended payment terms for their initial orders; (d) prescription data from external, independent sources was limited or not available at the date of the preparation of the financial statements; (e) the Company is not able to reasonably estimate market penetration during product launch; and (f) to-date, wholesale customer reorders have been minimal. At each reporting period, the Company intends to monitor shipments from wholesale customers to pharmacies, wholesale customer reorder history and prescriptions filled by pharmacies. Should this data indicate a flow of product through the supply chain, which would indicate that returns are less likely to occur, the product deferral amount would be adjusted, which could result in the recognition of revenue. For the three months ended June 30, 2002, shipments to wholesale customers were $1,730,000 and have been recorded as deferred revenue in the accompanying balance sheet. In addition, the related cost of the product shipped to wholesale customers has also been deferred and is reflected as a component of inventory (See Note 4).

6. BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company presents basic and diluted net loss per Common share pursuant SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per Common share. "Basic" net loss per Common share equals net loss divided by the weighted average Common shares outstanding during the period. "Diluted" net loss per Common share equals net loss divided by the sum of the weighted average Common shares outstanding during the period plus Common Stock equivalents. The Company's basic and diluted net loss per share amounts are the same since the assumed exercise of stock options and warrants is anti-dilutive due to the Company's losses. The amount of Common Stock equivalents excluded from the calculation are options and warrants to purchase 4,668,842 and 7,947,062 shares of Common Stock as of June 30, 2002 and 2001, respectively. In addition, the weighted average Common Stock outstanding excludes 1,700,000 shares issued in escrow in connection with the settlement of litigation (See Note 7).

7. LITIGATION

         In March, April and May of 2001, eleven stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The lawsuits alleged that the Company and its officers made false and misleading statements about the Company's drug candidate, Aptosyn(R), which caused artificial inflation of the Company's stock price during the class period of October 27, 1999 to September 22, 2000, when the Company announced that the FDA had informed the Company that it would be receiving a "not approvable" letter for its new drug application for Aptosyn(R). In February 2002, a stipulation of settlement was agreed to and submitted to the Court. Pursuant to this stipulation of settlement, the Company's insurance carrier has paid $2 million into escrow and the Company has issued 1.7 million shares into escrow. On June 6, 2002, the Court entered an order certifying the class for settlement purposes, approving the notice of class action certification and proposed settlement, and setting a hearing for September 6, 2002 to determine whether the settlement should be approved and, if so, how the settlement fund should be allocated, what the attorneys' fees should be and how other matters related to the settlement should be handled. As of December 31, 2001, the Company recorded the fair value of the 1.7 million shares of Common Stock of $7,837,000, as an increase to additional paid-in capital and recorded a charge to litigation settlement expense for the fair value of the Common Stock. As of June 30, 2002, the fair value of the 1.7 million shares was adjusted to $2,550,000 based on the current fair value of the shares as of June 30, 2002, which resulted in a $5,287,000 reduction to the litigation settlement expense and a decrease to additional paid-in capital during the six months ended June 30, 2002. In addition, the Company has accrued the $2 million paid by the Company's insurance company as a liability and recorded a corresponding asset due from the insurance company. Until such time as the settlement is approved by the court, the Company will adjust the above value of the 1.7 million shares based on the then current fair value of the shares. Such adjustments will result in non-cash income or expense in subsequent interim periods.

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

         Certain statements in this report, and oral statements made in respect of this report, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Statements of historic fact must also be understood in the context of, and subject to, these risks. Such risks and uncertainties relate to, among other factors: early stage of development; absence of approved products; history of operating losses; the need for further financing; dependence on the development, regulatory approval and market acceptance of one or more of our product candidates for one or more significant disease indications; the costs, delays and uncertainties inherent in scientific research, basic pharmaceutical research, drug development, clinical trials and the regulatory approval process, with respect to both our current product candidates and our future product candidates, if any; the risks that CP461 will not exhibit safety and efficacy in its current and future clinical trials in cancer indications, in Crohn's disease or in any other disease indication; the risks that accrual of our Phase III trial of Aptosyn(R) and Taxotere(R) is not completed by year-end and that safety and efficacy are not demonstrated by this combination therapy in this trial; limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; uncertainty that additional studies, if any, of Aptosyn(R), CP461 or any other compound may not be positive;
uncertainty of obtaining regulatory approval of any compound for any disease indication whether due to adequacy of the development program, changing regulatory requirements or otherwise; the risk that the Company does not conduct the clinical studies it may have planned to conduct or does not pursue development plans it may have planned to pursue; the risk that the U.S. Food and Drug Administration may stop or delay any clinical study for reasons of safety or otherwise; the risk that a registration strategy for CP461 in cancer is not fully developed by year-end, whether due to the nature or timing of further clinical results or otherwise; the risk that clinical studies do not result in the safety and efficacy necessary to obtain regulatory approvals; the risks of conducting clinical trials, including the risk of conducting clinical trials of our drugs in combination with other drug therapies; the commercial risk and risk of liability in marketing and selling Gelclair(TM) Bioadherent Oral Gel, including the risk that the prescribers do not prescribe the product and sales do not materialize, the risk that the Company does not achieve an arrangement for distribution of Gelclair(TM) into the dental market, the risk that the market opportunity available to Gelclair(TM) is smaller than estimated, due to inaccurate assumptions, competition or other factors, the risks associated with the product launch, manufacturing and marketing risks, and the risk that the Company's sales of Gelclair(TM) are less than the Company's minimum purchase obligations; the commercial risk and risk of liability in providing marketing services promoting Nilandron(R) (nilutamide) manufactured by Aventis Pharmaceuticals, Inc., including the risk that Aventis' sales of Nilandron(R) do not exceed the threshold entitling the Company to a percentage of gross margin; the risk that the Company may enter into, or may fail to enter into, licensing, partnership or collaborative arrangements or strategic alliances which accord to other companies rights with respect to one or more Company compounds, technologies or programs in exchange for financing and operational assistance, or in which the Company acquires rights and obligations; the volatility of the market price of our Common Stock; our ability to sell securities registered under the shelf registration statement or otherwise; the risk of dilution through the effects of further financings or strategic alliances; acceptance of any product candidates by physicians and providers of healthcare reimbursement; the actions of competitors; the pace of technological changes in the biopharmaceutical industry; dependence upon third parties; the validity, scope and enforceability of patents; the risk of pending or future class action securities litigation; potential product liability claims; and availability and adequacy of insurance.

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

         Both forward-looking statements and statements of historic fact must be understood in the context of, and subject to, the risks referred to above which characterize our development stage business. We undertake no obligation to update or revise the statements made herein or the risk factors that may relate thereto.

OVERVIEW

         Cell Pathways, Inc. is a development stage pharmaceutical company focused on the research and development of products to treat and prevent cancer, the future commercialization of such products and the marketing and selling of oncology-related products produced by others. From the inception of the Company's business in 1990, operating activities have related primarily to conducting research and development, raising capital and recruiting personnel and, commencing in September 2000, the marketing of products produced by others. The Company's initial investigational new drug application ("IND") was filed with the U.S. Food and Drug Administration ("FDA") in December 1993 for human clinical trials of the Company's first product candidate, Aptosyn(R) (exisulind). The Company filed an IND for its second product candidate, CP461, in December 1998. In August 1999, the Company submitted to the FDA a new drug application ("NDA") for use of Aptosyn(R) in treating familial adenomatous polyposis, an orphan drug indication. In September 2000, the Company received a "not approvable" letter from the FDA for this NDA. The Company currently is focusing its development resources on Aptosyn(R) and CP461 in various cancer indications. In March 2001, the Company initiated a Phase III randomized, placebo controlled, double-blind multi-center study of approximately 600 patients with advanced non-small cell lung cancer ("NSCLC"), refractory to standard platinum-containing combination chemotherapy, designed to evaluate Aptosyn(R) in combination with Taxotere(R) versus Taxotere(R) and placebo. In October 2001, the FDA put this study on clinical hold to new patient accrual pending completion of a planned interim safety analysis. Patients already enrolled on the protocol were allowed to continue treatment. Subsequent reviews by both the independent data and safety monitoring board ("DSMB") and the FDA resulted in the lifting of the clinical hold in December 2001 at which time the Company resumed enrollment of new patients. In the third quarter of 2001, the Company initiated pilot Phase IIa studies of CP461 in various cancer indications.

         On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held company with no continuing operations) in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million. In October 1999, the Company issued 1.555 million shares of Common Stock for net proceeds of approximately $13.5 million. During the year ended December 31, 2000, the Company received approximately $23.1 million from the issuance of 3.2 million shares of Common Stock and approximately $20.8 million primarily from the exercise of previously issued Common Stock warrants and options. In March 2002, the Company received approximately $8.0 million from the issuance of 2.4 million shares of Common Stock. Common Stock outstanding at June 30, 2002 and December 31, 2001 was 35.3 million (including 1.7 million shares issued in escrow for the class action litigation settlement) and 31.1 million shares, respectively.

         In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron Agreement") with Aventis Pharmaceuticals Inc. ("Aventis"), to market Nilandron(R) (nilutamide) to urologists in the U.S. and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market Nilandron(R) in September of 2000. Under the terms of the Nilandron Agreement, which is scheduled to expire at the end of 2002 unless extended by mutual agreement, the Company is responsible for its marketing and promotion expenses and receives from Aventis a percentage of the gross margin on Aventis' sales in excess of a pre-established gross margin threshold, if any. The Company recognized revenue of $303,578 for the second quarter and six months ended June 30, 2002, respectively, and $0 and $316,973 for the second quarter and six months ended June 30, 2001, respectively, under the Nilandron Agreement.

         In January 2002, the Company entered into a ten-year exclusive distribution agreement (the "Gelclair Agreement") with Sinclair Pharmaceuticals Ltd. ("Sinclair") to promote and distribute Gelclair(TM) Bioadherent Oral Gel in North America (U.S., Canada and Mexico). Gelclair(TM) is an oral gel formulation for the management and relief of pain associated with inflammation and ulceration of the mouth caused by chemotherapy or radiotherapy treatments and other causes. Product sales of Gelclair(TM) to the Company's wholesale customers were initiated in the U.S. in May 2002. The Company purchases Gelclair(TM) from Sinclair and resells to wholesale customers in the U.S. For the three months ended June 30, 2002, the Company shipped $1,730,000 to wholesale customers, which, under the Company's revenue recognition policy, was fully deferred (See
Note 5).

         The Company has not generated any revenue from the sale of its own products, and none of its product candidates has been approved for marketing. The Company's income has been limited to interest income from investments and, beginning in the fourth quarter of 2000, revenues from the Nilandron Agreement; its primary source of capital has been the sale of its equity securities, including the transaction with Tseng. Net losses were $31,404,435 and $26,916,808 for the years ended December 31, 2001 and 2000, respectively, and the net loss for the six months ended June 30, 2002 was

$7,419,584. As of June 30, 2002, the accumulated deficit was $130,704,321 and the cash, cash equivalents and short-term investments were $18,630,135. The Company anticipates that it will continue to incur additional operating losses for the next several years and that it will need to raise additional capital through financings or corporate alliances to sustain its operations. Should appropriate sources of funding not be available on terms acceptable to the Company, management would take action which could include the delay of certain clinical trials and research activities until such time as appropriate sources of funding were available. There can be no assurance that any of the Company's product candidates will be approved for marketing, that profitability will be attained or, if profitability is achieved, that the Company will remain profitable on a quarterly or annual basis in the future. The Company's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001.

         For the three months ended June 30, 2002, revenue from the Nilandron Agreement was $303,578 compared to $0 revenue for the same period of 2001. Product shipments of Gelclair(TM) to the Company's wholesale customers were initiated in the U.S. in May 2002. For the three months ended June 30, 2002, shipments to wholesale customers were $1,730,000. The Company recognizes product revenues upon shipment of product to its wholesale customers, net of reserves for returns and allowances. Due to the recent launch of Gelclair(TM) and the Company's lack of history and market data for this product, the Company has fully deferred the $1,730,000 of product shipments for the three months ended June 30, 2002. The Company's deferral is determined by using reports from external, independent sources. These reports provide data on prescriptions filled through retail outlets as well as shipments made from the Company's wholesaler customers to the retail pharmacies. The deferral is established and adjusted based on the movement of product through the supply chain, thereby identifying slow moving product that is more likely to be returned. The reserve will be reviewed at each reporting period and adjusted to reflect current data.

         Total expenses for the three months ended June 30, 2002 were $2,193,189. In the second quarter of 2002, the Company recorded a non-cash reduction of litigation settlement expense of $4,437,000 related to the Company's agreement to settle its securities class action litigation (See Note
7). This adjustment to the amount previously recorded by the Company in 2001 and during the first quarter of 2002 represents the change in the fair value of 1.7 million shares of the Company's Common Stock, which in June 2002 was issued in escrow, in connection with the settlement. The Company will continue to make adjustments to this amount based on the fair value of the stock until the settlement is final. Such adjustment will result in non-cash income or expense in subsequent interim periods. Excluding the non-cash reduction of litigation settlement expense of $4,437,000, total expenses for the three months ended June 30, 2002 would have been $6,630,189, an increase of $1,293,546 or 24.2% from the same period in 2001.

         Research and development ("R&D") expenses for the three months ended June 30, 2002 were $4,116,395, an increase of $700,513 or 20.5% from the same period in 2001. This increase was primarily due to clinical study expenses associated with the Company's Phase III clinical trial of Aptosyn(R) in combination with Taxotere(R) in patients with non-small cell lung cancer, and three ongoing pilot Phase IIa clinical trials of CP461 in patients with chronic lymphocytic leukemia, hormone-refractory prostate cancer and renal ("kidney") cell carcinoma. Selling, general and administrative ("SG&A") expenses were $2,513,794 for the three months ended June 30, 2002, an increase of $593,033, or 30.9% from the same period in 2001. This increase was primarily due to marketing and promotion expenses for Gelclair(TM).

         Interest income, net of interest expense, was $101,928 for the three months ended June 30, 2002, a decrease of $357,201 from the same period of 2001, due to lower average cash balances and lower average interest rates on investments.

         Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001.

         Revenues from the Nilandron Agreement were $303,578 and $316,973 for the six months ended June 30, 2002 and 2001, respectively. Product shipments of Gelclair(TM) to the Company's wholesale customers were initiated in the U.S. in May 2002. For the six months ended June 30, 2002, shipments to wholesale customers were $1,730,000 which was fully deferred due to the recent launch of Gelclair(TM) and the Company's lack of history and market data for this product. The deferral will be reviewed at each reporting period and adjusted to reflect current data.

         Total expenses for the six months ended June 30, 2002 were $7,913,911. For the six months ended June 30, 2002, the Company recorded a non-cash reduction of litigation settlement expense of $5,287,000 related to the Company's agreement to settle its securities class action litigation. This adjustment to the amount previously recorded by the Company in 2001 represents the change in the fair value of 1.7 million shares of the Company's Common Stock, which in June 2002 was issued in escrow, in connection with the settlement. The Company will continue to make adjustments to this amount based on the fair value of the stock until the settlement is final. Such adjustment will result in non-cash income or expense in subsequent interim periods. Excluding the non-cash reduction of litigation settlement expense of $5,287,000, total expenses for the six months ended June 30, 2002 would have been $13,200,911, an increase of $2,139,422 or 19.3% from the same period in 2001.

         R&D expenses for the six months ended June 30, 2002 were $8,427,641, an increase of $1,229,545 or 17.1%, from the same period in 2001. This increase was primarily due to clinical study expenses associated with the Company's Phase III clinical trial of Aptosyn(R) in combination with Taxotere(R) in patients with non-small cell lung cancer, and three ongoing pilot Phase IIa clinical trials of CP461 in patients with chronic lymphocytic leukemia, hormone-refractory prostate cancer and renal ("kidney") cell carcinoma. SG&A expenses were $4,773,270 for the six months ended June 30, 2002, an increase of $909,877 or 23.6%, from the same period in 2001. This increase was primarily due to marketing and promotion expenses for Gelclair(TM).

         Interest income, net of interest expense, was $190,749 for the six months ended June 30, 2002, a decrease of $909,386 or 82.7% from the same period of 2001, primarily due to lower average cash balances and lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily with the net proceeds received from the sale of equity securities, including the transaction with Tseng. Financing activities have generated net proceeds of $148.6 million from inception through June 30, 2002.

         As of June 30, 2002, the Company had cash, cash equivalents, and short-term investments of $18,630,135, a decrease of $9,083,780 from the comparable balances at December 31, 2001. This decrease was primarily the result of cash used to fund operations for the six months ended June 30, 2002, $3 million in payments to Sinclair for both the licensing rights to market Gelclair(TM) and initial inventory commitments and a $0.6 million clinical trial recruitment milestone payment for Aptosyn(R) in non-small cell lung cancer. Partially offsetting the cash used in the first six months of 2002 was $8 million of cash received from a private placement of 2.4 million shares of the Company's Common Stock. The Company invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government securities. As of June 30, 2002 the Company had a portion of its excess cash invested in U.S. government securities with original maturities in excess of three months, thereby requiring such investments to be classified as short-term investments. As of June 30, 2002, the Company had $466,524 in a restricted cash account pledged for a security deposit under the lease of its Horsham, Pennsylvania facility.

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

         In March, April and May of 2001, eleven stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The lawsuits alleged that the Company and its officers made false and misleading statements about the Company's drug candidate, Aptosyn(R), which caused artificial inflation of the Company's stock price during the class period of October 27, 1999 to September 22, 2000, when the Company announced that the FDA had informed the Company that it would be receiving a "not approvable" letter for its NDA for Aptosyn(R). In
February 2002, a stipulation of settlement was agreed to and submitted to the Court. Pursuant to this stipulation of settlement, the Company's insurance carrier has paid $2 million into escrow and the Company has issued 1.7 million shares into escrow. On June 6, 2002, the Court entered an order certifying the class for settlement purposes, approving the notice of class action certification and proposed settlement, and setting a hearing for September 6, 2002 to determine whether the settlement should be approved and, if so, how the settlement fund should be allocated, what the attorneys' fees should be and how other matters related to the settlement should be handled. As of December 31, 2001, the Company recorded the fair value of the 1.7 million shares of Common Stock of $7,837,000 as an increase to additional paid-in capital and recorded a charge to the litigation settlement expense for the fair value of the Common Stock and the estimated legal costs of $655,000. As of June 30, 2002, the Company reduced the value of the 1.7 million shares by $5,287,000 resulting in a reduction to both the litigation settlement expense and additional paid-in capital based on the current fair value of the Common Stock as of June 30, 2002. In addition, the Company has accrued the $2 million paid by the Company's insurance company as a liability and recorded a corresponding asset due from the insurance company.

         Under the Gelclair Agreement, in the first quarter ended March 31, 2002, the Company paid Sinclair $1 million for the exclusive right to market and distribute Gelclair(TM) in North America and $2 million for inventory purchases. The Company committed to additional inventory purchases of $2 million, $3 million and $5 million in 2002, 2003 and 2004, respectively, and could be responsible for milestone payments totaling $3 million related to the achievement of certain sales, patent and clinical trial milestones.

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

         CPI cannot predict the date of its first product approval, if any, the rate of revenue generated from initial product sales, if achieved, the level of expense which may be associated with such initial product sales, or the level of revenue and expense associated with the marketing and/or selling of products made by others. The Company anticipates that it will require additional financing in the future to continue its research and development programs. Until such time as CPI is able to generate sufficient revenue, if ever, CPI plans to finance its anticipated growth and development largely through equity or debt financing and/or strategic or corporate alliances. CPI believes, based on its current operating plans, that its existing, cash, cash equivalents and short-term investments balance of approximately $18.6 million as of June 30, 2002, together with interest earned on these balances, will be adequate to fund operations into the second quarter of 2003. However, there can be no assurance that the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs and from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to CPI, if at all. Should appropriate sources of funding not be available on terms acceptable to the Company, management would take action which could include the delay of certain clinical trials and research activities until such time as appropriate sources of funding was available. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants and also may be dilutive. Corporate alliances would generally require the Company to give up certain marketing rights or other rights to its potential products and technology and may also be dilutive. If additional funds should be needed but are not available, the Company may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by CPI to raise capital on acceptable terms if and when needed would have a material adverse effect on CPI's business, financial condition and results of operations.

INFLATION

         The Company does not believe that inflation has had any significant impact on its business to date.

INCOME TAXES

         As of June 30, 2002, CPI had net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets that will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of June 30, 2002. (Also see Note 11 of notes to consolidated financial statements in the Company's December 31, 2001 annual report on Form 10-K.)

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred, with the associated retirement costs capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over its useful life. The adoption of SFAS No. 143 did not have any impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and resolves significant implementation issues related to SFAS No. 121 and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 for its year ending December 31, 2002, however early application is permitted. The Company adopted SFAS No. 144 on January 1, 2002. The adoption had no impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the notes to consolidated financial statements, in the Company's December 31, 2001 annual report on Form 10-K, includes a summary of our significant accounting policies and methods used in the preparation of our consolidated financial statements. While the preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting period, we do not believe the Company's financial statements are significantly affected by complex accounting policies and methods, given our stage of development.

REVENUE RECOGNITION

         We recognize revenue under the Nilandron Agreement in the period in which marketing services are performed if Aventis' gross margin of sales of Nilandron(R)for that period exceed specified thresholds.

         Product revenues are recognized upon shipment of product and are recorded net of reserves for returns and allowances. A reserve for returns is determined by using reports from external, independent sources. These reports provide data on prescriptions filled through retail outlets as well as shipments made from our wholesaler customers to the retail pharmacies. The reserve is established and adjusted based on the movement of product through the supply chain thereby identifying slow moving product that is more likely to be returned. The reserve is reviewed at each reporting period and adjusted to reflect current data.

         Product sales of Gelclair(TM) to the Company's wholesale customers were initiated in the U.S. in May 2002. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists", the Company fully deferred revenue on product shipments of Gelclair(TM) to wholesale customers based on the following criteria: (a) Gelclair(TM) is a new product and the Company has limited sales, returns and collection history; (b) the product can be returned for up to 36 months from shipment; (c) wholesale customers received extended payment terms for their initial orders; (d) prescription data from external, independent sources was limited or not available at the date of the preparation of the financial statements; (e) the Company is not able to reasonably estimate market penetration during product launch; and (f) to-date, wholesale customer reorders have been minimal. At each reporting period, the Company intends to monitor shipments from wholesale customers to pharmacies, wholesale customer reorder history and prescriptions filled by pharmacies. Should this data indicate a flow of product through the supply chain, which would indicate that returns are less likely to occur, the product reserve amount would be adjusted, which could result in the recognition of revenue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than six months to ensure principal preservation. As of June 30, 2002, the Company was primarily invested in U.S. Government securities and money market funds, which were classified as cash, cash equivalents and short-term investments in the Company's financial statements. The investments had principal (or notional) amounts of $15,599,000 which were equal to their fair value, an average interest rate of 1.9% and maturities of less than one year.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The information set forth in Footnote 7 to the Notes to the Company's consolidated financial statements included herein is hereby incorporated by reference.

ITEM 2. CHANGES IN SECURITIES

         In June 2002, as part of the Company's settlement of its class action litigation, the Company issued in escrow 1.7 million shares of the Company's Common Stock. The information set forth in Footnote 7 to the Notes to the Company's consolidated financial statements included herein is hereby incorporated by reference. If the settlement of the class action is approved by the Court, the stock is expected to be issued to members of the class pursuant to the exemption provided in Section 3(a)(10) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on May 29, 2002, the following matters were submitted to a vote of security holders:

         a) Two directors were elected for terms of three years each, as follows:

                                       Votes                   Votes                Votes                      %
        Director                        FOR                   AGAINST              WITHHELD                Voting FOR
        --------                     ----------               -------              --------                ----------
D. Bruce Burlington, M.D             27,185,781                    --               687,902                  97.5%

Paul J. Duggan                       27,226,456                    --               647,227                  97.7%


         b) The Amendment to the 1997 Non-Employee Directors' Stock Option Plan was approved, as follows:

  Votes                  Votes                  Votes              %
   FOR                  AGAINST                WITHHELD        Voting FOR
----------             ---------               -------         ----------
24,569,038             3,201,155               103,490            88.1%

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 99.1 Certification Pursuant to 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2 Certification Pursuant to 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) The Company filed a report of Form 8-K dated June 14, 2002, reporting under Item 4 - Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CELL PATHWAYS, INC.

Dated: August 13, 2002             By:  /s/ Robert J. Towarnicki
                                   -----------------------------
                                   Robert J. Towarnicki

                                   Chairman, President, Chief Executive Officer
                                    and Director
                                   (Principal Executive Officer)



Dated: August 13, 2002             By:  /s/ Brian J. Hayden
                                   ------------------------
                                   Brian J. Hayden

                                   Chief Financial Officer; Vice President -
                                    Finance; Treasurer
                                   (Principal Financial and Accounting Officer)