Form 10-Q
period 2002-09-30
CELL PATHWAYS INC /DE
filed 2002-11-14
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2002

         or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________

Commission File Number:    00024889

                               CELL PATHWAYS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                  23-2969600
__________________________________________       _______________________________
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)               Identification Number)

702 Electronic Drive Horsham, Pennsylvania                  19044
__________________________________________       _______________________________
  (Address of Principal Executive Office)                 (Zip Code)

                                 (215) 706-3800
________________________________________________________________________________
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [X]                                   No      [ ]

At October 31, 2002 there were 39,363,698 shares of Common Stock outstanding, par value $0.01 per share.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

PART 1        FINANCIAL INFORMATION (UNAUDITED)                                   Page
                                                                                  ----
    Item 1    Financial Statements:

              Consolidated Balance Sheets as of September 30, 2002
              and December 31, 2001.............................................     2

              Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and for the period
              from inception (August 10, 1990) to September 30, 2002............     3

              Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2002 and 2001 and for the period
              from inception (August 10, 1990) to September 30, 2002............     4

              Notes to Consolidated Financial Statements .......................    5 - 8

    Item 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................   9 - 15

    Item 3    Quantitative and Qualitative Disclosures about Market Risk........     16

    Item 4    Controls and Procedures...........................................     16

PART II       OTHER INFORMATION

    Item 1    Legal Proceedings.................................................     16

    Item 2    Changes in Securities.............................................     16

    Item 6    Exhibits and Reports on Form 8-K..................................     16

              Signatures........................................................     17

              Sarbanes-Oxley Section 302(a) Certifications......................   19 - 20

              Exhibits

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       2002              2001
                                                                   -------------     -------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................   $  12,946,074     $   2,905,767
  Short-term investments........................................       4,323,487        24,808,148
  Accounts receivable...........................................         601,371           318,450
  Inventory.....................................................       2,082,838                --
  Prepaid expenses and other....................................       1,115,510         1,130,971
  Due from insurance company....................................              --         2,000,000
                                                                   -------------     -------------
        Total current assets....................................      21,069,280        31,163,336

EQUIPMENT, FURNITURE and LEASEHOLD IMPROVEMENTS, net............         908,948           992,856
RESTRICTED CASH.................................................         467,185           463,499
NOTES RECEIVABLE FROM OFFICERS, net.............................         939,453           944,397
OTHER ASSETS....................................................         997,030            57,400
                                                                   -------------     -------------
                                                                   $  24,381,896     $  33,621,488
                                                                   =============     =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of note payable...............................   $     253,305     $     277,473
  Current installments of obligation under capital lease........          55,842            40,493
  Accounts payable..............................................         621,616           847,552
  Accrued compensation..........................................         291,336           764,843
  Deferred revenue .............................................       1,834,672                --
  Accrued litigation settlement and expense.....................         149,448         2,642,822
  Other accrued liabilities.....................................       3,760,455         3,272,314
                                                                   -------------     -------------
        Total current liabilities...............................       6,966,674         7,845,497
                                                                   -------------     -------------
NOTE PAYABLE....................................................              --           180,330
                                                                   -------------     -------------
OBLIGATION UNDER CAPITAL LEASE..................................          51,415            62,020
                                                                   -------------     -------------

CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized,
    none issued and outstanding ................................              --                --
  Common Stock, $.01 par value, 150,000,000 shares authorized;
    39,363,698 and 31,148,255 shares issued and outstanding ....         393,637           311,482
  Additional paid-in capital....................................     152,460,135       148,631,231
  Stock subscription receivable from issuance of Common Stock...               -           (50,683)
  Deferred compensation.........................................         (62,417)          (73,652)
  Deficit accumulated during the development stage..............    (135,427,548)     (123,284,737)
                                                                   -------------     -------------
        Total stockholders' equity .............................      17,363,807        25,533,641
                                                                   -------------     -------------
                                                                   $  24,381,896     $  33,621,488
                                                                   =============     =============

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                                    PERIOD FROM
                                                   THREE MONTHS ENDED                NINE MONTHS ENDED               INCEPTION
                                                      SEPTEMBER 30,                    SEPTEMBER 30,             (AUGUST 10, 1990)
                                             -----------------------------     -----------------------------             TO
                                                 2002            2001              2002            2001          SEPTEMBER 30, 2002
                                             ------------    -------------     -------------   -------------     ------------------
Revenues...................................   $   395,953      $   306,808      $    699,531    $    623,781        $   1,971,456

EXPENSES:
     Cost of products sold.................        28,542               --            28,542              --               28,542
     Research and development .............     4,659,505        5,210,684        13,087,146      12,408,780          106,493,382
     Selling, general and administrative...     1,957,829        1,723,016         6,731,099       5,586,409           36,409,016
     Litigation settlement and expense.....    (1,462,000)              --        (6,749,000)             --            1,743,000
                                              -----------      -----------      ------------    ------------        -------------
          Operating loss...................    (4,787,923)      (6,626,892)      (12,398,256)    (17,371,408)        (142,702,484)
Interest income, net.......................        64,696          378,021           255,445       1,478,156            7,274,936
                                              -----------      -----------      ------------    ------------        -------------
Net loss...................................   $(4,723,227)     $(6,248,871)     $(12,142,811)   $(15,893,252)       $(135,427,548)
                                              ===========      ===========      ============    ============        =============
Basic and diluted net loss per Common Share   $     (0.14)     $     (0.20)     $      (0.37)   $      (0.51)
                                              ===========      ===========      ============    ============
Shares used in computing basic and
     diluted net loss per Common Share.....    34,516,015       31,114,247        33,144,529      31,101,766
                                              ===========      ===========      ============    ============

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                               PERIOD FROM
                                                           NINE MONTHS ENDED                    INCEPTION
                                                             SEPTEMBER 30,                  (AUGUST 10, 1990)
                                                  -----------------------------------               TO
                                                       2002                 2001           SEPTEMBER 30, 2002
                                                  --------------       --------------      ------------------
OPERATING ACTIVITIES:
  Net loss...................................       $(12,142,811)        $(15,893,252)       $(135,427,548)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Settlement of litigation through agreement
    to issue Common Stock ...................         (6,749,000)                  --            1,088,000
  Depreciation and amortization expense......            423,590              415,611            2,703,442
  Loss on disposal of assets ................                 --                   --               19,152
  Interest income on notes receivable from
   officers .................................            (41,056)             (32,963)             (96,499)
  Interest income on promissory note from
   director .................................               (284)                  --              (13,967)
  Amortization of deferred compensation .....             11,235                   --               12,483
  Issuance of Common Stock for services
   rendered..................................                 --                   --               48,578
  Issuance of Common Stock options for
   services rendered.........................            (52,552)              87,796              421,774
  Provision for redemption of Redeemable
   Preferred Stock...........................                 --                   --            1,017,387
  Write-off of deferred offering costs.......                 --                   --              469,515
  (Increase) decrease in accounts receivable.           (282,921)              22,886             (601,371)
  Other......................................                 --                   --               68,399
  (Increase) decrease in prepaid expenses and
   other current assets                                   15,461              166,600             (796,884)
  (Increase) decrease in due from insurance            2,000,000                   --           (2,000,000)
   company...................................
  (Increase) decrease in other assets........             (6,297)              54,789               87,070
  Increase in inventory......................         (2,082,838)                  --           (2,082,838)
  Increase in deferred revenue ..............          1,834,672                   --            1,834,672
  Increase in reserve for notes receivable
   from officer..............                            100,000                   --              100,000
  Increase (decrease) in accounts payable and
   accrued liabilities.......................           (211,302)          (1,180,282)           2,052,416
  Increase (decrease) in accrued litigation
   settlement and expense....................         (2,493,374)                  --            2,149,448
                                                    ------------         ------------        -------------
    Net cash flows used in operating activities      (19,677,477)         (16,358,815)        (128,946,771)
                                                    ------------         ------------        -------------
INVESTING ACTIVITIES:
  Purchase of equipment, furniture and
   leasehold improvements....................           (232,326)            (112,716)          (5,876,654)
  Sale of leasehold improvements.............                 --                   --            3,000,000
  Purchase of marketing and
   distribution rights.......................         (1,000,000)                  --           (1,000,000)
  Increase in notes receivable from officers.            (54,000)            (226,000)            (942,954)
  Cash paid for deposits.....................                 --                   --              (50,767)
  (Purchase) sale of short term investments..         20,484,661          (24,625,867)          (4,323,487)
                                                    ------------         ------------        -------------
    Net cash flows provided by (used in)
      investing activities.....................       19,198,335          (24,964,583)          (9,193,862)
                                                    ------------         ------------        -------------
FINANCING ACTIVITIES:
  Proceeds from the issuance of Common Stock,
   net of offering costs.....................         10,566,720                   --           47,266,969
  Proceeds from the exercise of Series E, F,
   G, and Common Stock warrants to purchase
   stock.....................................                 --                   --           19,966,894
  Proceeds from the issuance of Common Stock
   under the Employee Stock Purchase Plan....            145,891              181,635              831,201
  Proceeds from issuance of Convertible
   Preferred Stock, net of related offering
   costs.....................................                 --                   --           47,185,046
  Proceeds from the transaction with Tseng
   Labs, Inc. ...............................                 --                   --           27,966,372
  Proceeds from the exercise of options to
   purchase Common Stock.....................                 --               23,752            2,846,692
  Decrease in shareholder receivable.........                 --                   --               23,626
  Redemption of Redeemable Preferred Stock...                 --                   --             (546,051)
  Proceeds from bridge loan..................                 --                   --              791,000
  Partner cash contributions.................                 --                   --            5,312,355
  (Increase) decrease in restricted cash.....             (3,686)             214,539             (467,185)
  Cash received from stock subscription......             50,967                   --               50,967
  Principal payments under capital lease
   obligations...............................            (35,945)             (51,769)            (394,484)
  Proceeds from borrowings...................                 --                   --              950,000
  Repayment of borrowings....................           (204,498)            (178,290)            (696,695)
                                                    ------------         ------------        -------------
   Net cash flows provided by financing
     activities..............................         10,519,449              189,867          151,086,707
                                                    ------------         ------------        -------------
  Net increase (decrease) in cash and cash
   equivalents...............................         10,040,307          (41,133,531)          12,946,074
  CASH AND CASH EQUIVALENTS, beginning of
   period....................................          2,905,767           49,528,407                   --
                                                    ------------         ------------        -------------
  CASH AND CASH EQUIVALENTS, end of period...       $ 12,946,074         $  8,394,876        $  12,946,074
                                                    ============         ============        =============

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

         The Company is a development stage pharmaceutical company focused on the research and development of products to treat and prevent cancer and the future commercialization of such products. The Company also markets and sells Gelclair(TM) Concentrated Oral Gel manufactured by Sinclair Pharmaceuticals Ltd. of the United Kingdom ("Sinclair"). The Company has not generated any revenues from the sale of its own products to date, nor is there any assurance of any future product revenues from the development of its products. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company plans to continue to finance operations through debt and equity financings, profits from the sale of Gelclair(TM) and corporate alliances. There is no assurance, however, that such additional funding will be available on terms acceptable to the Company, if at all, or that profits will be generated from the sale of Gelclair(TM). The Company will continue to be considered in the development stage until such time as it generates significant revenues from operations. In October 2002, the Company implemented a restructuring of its work force eliminating 20% of its staff and reducing its efforts in research, discovery and preclinical development of earlier-stage compounds, and subsequently, upon signing an agreement with Celgene Corporation ("Celgene") to promote Gelclair(TM) in the U.S. oncology market, eliminated its 16 person sales force and subsequently terminated its agreement with Aventis Pharmaceuticals, Inc. (Aventis) to promote Nilandron(R) (nilutamide). Both the restructuring and elimination of the sales force are expected to decrease expenses in the future. After considering these recent cost cutting measures, management believes that the Company's existing cash, cash equivalents and short-term investments will be adequate to fund operations into the third quarter of 2003, based on projected revenue and expenditure levels. As of September 30, 2002, the Company had a deficit accumulated during the development stage of $135,427,548. Should appropriate sources of funding not be available on terms acceptable to the Company, management would take additional actions which could include the delay of certain clinical trials and research activities until such time as appropriate sources of funding were available.

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

         In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron Agreement") with Aventis to market Nilandron(R) to urologists in the U. S. and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market and promote Nilandron(R) in September 2000. Under the terms of the Nilandron Agreement, the Company was responsible for its marketing and promotion expenses and received from Aventis a percentage of the gross margin on Aventis' sales in excess of a pre-established gross margin threshold, if any. The Company's agreement with Aventis terminated in October 2002.

         In January 2002, the Company entered into a ten-year exclusive distribution agreement (the "Gelclair Agreement") with Sinclair to promote and distribute Gelclair(TM) in North America (U.S., Canada and Mexico). Gelclair(TM) is an oral gel formulation for the management and relief of pain associated with inflammation and ulceration of the mouth caused by chemotherapy or radiotherapy treatments and other causes. In June 2002, the Company began to promote Gelclair(TM) in the oncology market. The Company purchases Gelclair(TM) from Sinclair and resells to wholesale customers in the U.S.

         In August 2002, the Company entered into a four-year marketing agreement with John O. Butler Company ("Butler"). Butler markets Gelclair(TM) to the dental market within the U.S. and will market in Canada if and when Gelclair(TM) is approved for marketing in Canada. In October 2002, the Company entered into a three-year agreement with Celgene for the promotion of Gelclair(TM) in the U.S. oncology market.

Basis of Presentation

         The unaudited consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States. The interim results may not be indicative of the results that may be expected for the year. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

Concentration of Credit Risk

         As of September 30, 2002, two wholesale customers represented 95.4% of the $282,921 accounts receivable due from shipments of Gelclair(TM). The remaining accounts receivable of $318,450 is due from Aventis from the promotion of Nilandron(R). The Company's agreement with Aventis terminated in October 2002. Credit risk is controlled through use of credit limits, credit approvals and periodic credit evaluations of wholesale customers.

2.   GELCLAIR(TM) AGREEMENTS

         In January 2002, the Company entered into a ten-year exclusive distribution agreement with Sinclair to promote and distribute Gelclair(TM) in North America. In June 2002, the Company began to promote Gelclair(TM) in the U.S. oncology market (See Note 6). Under the Gelclair Agreement, the Company has paid Sinclair $1 million for the exclusive right to market and distribute Gelclair(TM) in North America, which amount has been capitalized and is being amortized over the ten-year term of the Gelclair Agreement. The Company made a $2 million payment in the first quarter of 2002 for inventory purchases, committed to additional inventory purchases of $2 million, $3 million and $5 million in 2002, 2003 and 2004, respectively, and could be responsible for milestone payments totaling $3 million related to the achievement of certain sales, patent and clinical trial milestones. The Company purchases Gelclair(TM) from Sinclair and resells to wholesale customers in the U.S.

         In August 2002, the Company entered into a four-year marketing agreement with Butler. Butler markets Gelclair(TM) to the dental market within the U.S. and will market in Canada if and when Gelclair(TM) is approved for marketing in Canada. Butler will receive a marketing fee based on the amount of product sold into the dental market.

         In October 2002, the Company entered into a three-year agreement with Celgene for the promotion of Gelclair(TM) in the U.S. oncology market. Celgene will receive a fixed percent of net sales of Gelclair(TM).

3.   SHORT TERM INVESTMENTS

         The Company invests in U.S. Government securities. Securities with maturties greater than three months at the time of purchase are considered to be investments. The investments are classified as held-to-maturity and are stated at amortized cost. The carrying amount of the investments approximates fair value due to their short maturities.

4.   INVENTORY

         Inventory is comprised solely of Gelclair(TM) and is stated at the lower of cost or market as determined using the first-in, first-out method. Inventory consisted of the following as of September 30, 2002:

Finished goods on hand                        $ 1,467,116
Inventory subject to return                       615,722
                                              -----------
                                              $ 2,082,838
                                              ===========

         Inventory subject to return represents the amount of Gelclair(TM) shipped to wholesale customers which has not been recognized as revenue (See Note 6).

5.   NOTES RECEIVABLE FROM OFFICERS

         During 2000, 2001 and 2002, the Company has made loans to two of its officers that were outstanding as of September 30, 2002, totaling $942,955 plus accrued interest of $96,499 and which are repayable five years from the date of issuance. The loans, including accrued interest, are secured by subordinate mortgages on real property and are reviewed periodically to assess their realizable value. In the third quarter ended September 30, 2002, the Company recorded an allowance of $100,000 against one of the officer's loans. The officer loans and accrued interest are presented net of the allowance on the accompanying consolidated balance sheet.

6.   REVENUE RECOGNITION

         The Company recognizes revenue under the Nilandron Agreement in the period in which marketing services are performed if Aventis' sales of Nilandron(R) for that period exceed specified thresholds. As of November 1, 2002, the Nilandron Agreement has been terminated.

         Product revenues are recognized upon shipment of product and are recorded net of reserves for returns and allowances. A reserve for returns is determined by using reports from external, independent sources. These reports provide data on prescriptions filled through retail outlets as well as shipments made from our wholesaler customers to retail pharmacies and hospitals. The reserve is established and adjusted based on the movement of product through the supply chain, thereby identifying slow moving product that is more likely to be returned. The reserve is reviewed at each reporting period and adjusted to reflect current data.

         Product sales of Gelclair(TM) to the Company's wholesale customers were initiated in the U.S. in May 2002. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists", the Company defers the recognition of revenue on product shipments of Gelclair(TM) to wholesale customers until such time that the right of product return expires. At each reporting period, the Company monitors shipments from wholesale customers to pharmacies and hospitals, wholesale customer reorder history and prescriptions filled by pharmacies based on prescription data from external, independent sources. When this data indicates a flow of product through the supply chain, which indicates that returns are less likely to occur, product revenue is recognized. For the three and nine months ended September 30, 2002 shipments to wholesale customers were $195,000, and $1,925,000 respectively, of which $88,267 has been recognized as product revenues with the balance recorded as deferred revenue in the accompanying balance sheet. In addition, the related cost of the product shipped to wholesale customers that has not been recognized as revenue has been reflected as inventory subject to returns (See Note 4).

7.   BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company presents basic and diluted net loss per Common share pursuant to SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per Common share. "Basic" net loss per Common share equals net loss divided by the weighted average Common shares outstanding during the period. "Diluted" net loss per Common share equals net loss divided by the sum of the weighted average Common shares outstanding during the period plus Common Stock equivalents. The Company's basic and diluted net loss per share amounts are the same since the assumed exercise of stock options and warrants is anti-dilutive due to the Company's losses. The amount of Common Stock equivalents excluded from the calculation are options and warrants to purchase 4,670,189 and 7,826,534 shares of Common Stock as of September 30, 2002 and 2001, respectively.

8.   LITIGATION

         In March, April and May of 2001, eleven stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The lawsuits alleged that the Company and its officers made false and misleading statements about the Company's drug candidate, Aptosyn(R), which caused artificial inflation of the Company's stock price during the class period of October 27, 1999 to September 22, 2000, when the Company announced that the FDA had informed the Company that it would be receiving a "not approvable" letter for its new drug application for Aptosyn(R). In February 2002, a stipulation of settlement was agreed to. Pursuant to this stipulation of settlement, and following a preliminary order by the court, the Company's insurance carrier paid $2.0 million into escrow and the Company issued
1.7 million shares into escrow. On September 23, 2002, following a hearing, the Court entered a final order approving the settlement and dismissing the action at which time the $2.0 million and 1.7 million shares were released from escrow. The time to appeal therefrom has expired. As of December 31, 2001, the Company recorded the fair value of the 1.7 million shares of Common Stock of $7,837,000, as an increase to additional paid-in capital and recorded a charge to litigation settlement expense for the then fair value of the Common Stock. As of September 30, 2002, the fair value of the 1.7 million shares was adjusted to $1,088,000 based on the final fair value of the shares as of September 23, 2002, which resulted in a $6,749,000 reduction to the litigation settlement expense and a decrease to additional paid-in capital during the nine months ended September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of and, as of November 3, 1998, the successor to, a Delaware corporation of the same name. As the context requires, the "Company" or "CPI" is used herein to signify the successor and/or the predecessor corporations.

         Certain statements in this report, and oral statements made in respect of this report, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Statements of historic fact must also be understood in the context of, and subject to, these risks. Such risks and uncertainties relate to, among other factors: early stage of development; the need for further financing; absence of approved products; history of operating losses; dependence on the development, regulatory approval and market acceptance of one or more of our product candidates for one or more significant disease indications; the costs, delays and uncertainties inherent in scientific research, basic pharmaceutical research, drug development, clinical trials and the regulatory approval process; the risks that CP461 will not exhibit safety and efficacy in its current and future clinical trials in cancer indications, in Crohn's disease or in any other disease indication; the risks that accrual of our Phase III trial of Aptosyn(R) and Taxotere(R) is not completed within a reasonable time and that safety and efficacy are not demonstrated by this combination therapy in this trial; limitations on, or absence of, the predictive value of data obtained in laboratory tests, animal models and human clinical trials when planning additional steps in product development; uncertainty that additional studies, if any, of Aptosyn(R), CP461 or any other compound may not be positive; uncertainty of obtaining regulatory approval of any compound for any disease indication whether due to adequacy of the development program, changing regulatory requirements or otherwise; the risk that the Company does not conduct the clinical studies it may have planned to conduct or does not pursue development plans it may have planned to pursue; the risk that the U.S. Food and Drug Administration may stop or delay any clinical study for reasons of safety or otherwise; the risk that a registration strategy for CP461 in cancer is not fully developed within a reasonable time, whether due to the nature or timing of further clinical results or otherwise; the risk that clinical studies do not result in the safety and efficacy necessary to obtain regulatory approvals; the risks of conducting clinical trials, including the risk of conducting clinical trials of our drugs in combination with other drug therapies; the commercial risk and risk of liability in marketing and selling Gelclair(TM) Concentrated Oral Gel, including the risk that the prescribers do not prescribe the product and sales do not materialize, the risk that the market opportunity available to Gelclair(TM) is smaller than estimated, due to inaccurate assumptions, competition or other factors, the risks associated with the product launch, manufacturing and marketing risks, the risk that the Company's sales of Gelclair(TM) are less than the Company's minimum purchase obligations and the risk that the efforts of the companies to which the Company has contracted the promotion of Gelclair(TM) to the oncology and dental markets are not successful in generating significant sales revenues; the commercial risk and risk of liability in providing marketing services promoting Nilandron(R) (nilutamide) manufactured by Aventis Pharmaceuticals, Inc. through November of 2002, including the risk that Aventis' sales of Nilandron(R) do not exceed the threshold entitling the Company to a percentage of gross margin; the risk that the Company may enter into, or may fail to enter into, licensing, partnership or collaborative arrangements or strategic alliances which accord to other companies rights with respect to one or more Company compounds, technologies or programs in exchange for financing and operational assistance, or in which the Company acquires rights and obligations or otherwise experience substantial change; the volatility of the market price of our Common Stock; the risk that we may not be able to sell securities registered under the shelf registration statement or otherwise or to otherwise raise sufficient capital to sustain the operations of the Company; the risk of dilution through the effects of further financings or strategic alliances; acceptance of any product candidates by physicians and providers of healthcare reimbursement; the actions of competitors; the pace of technological changes in the biopharmaceutical industry; dependence upon third parties; the validity, scope and enforceability of patents; the risk of future class action securities litigation; potential product liability claims; and availability and adequacy of insurance.

         These and other risks are detailed in our reports filed from time to time under the Securities Act and/or the Securities Exchange Act, including the sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Other Events" in our annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K and in such registration statements as we may file from time to time. You are encouraged to read these filings as they are made. They are available over the Internet from the SEC in its EDGAR database at http://www.sec.gov and from the Company. Be sure to read the "Risk Factors" in
Item 1 of Form 10-K (and also the discussion of the related subject matters appearing in Item 1 of Form 10-K).

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

OVERVIEW

         Cell Pathways, Inc. is a development stage pharmaceutical company focused on the research and development of products to treat and prevent cancer and the future commercialization of such products. The Company also markets and sells Gelclair (TM) Concentrated Oral Gel manufactured by Sinclair Pharmaceuticals Ltd. of the United Kingdom ("Sinclair"). From the inception of the Company's business in 1990, operating activities have related primarily to conducting research and development, raising capital and recruiting personnel and, commencing in September 2000, the marketing of products produced by others. The Company's initial investigational new drug application ("IND") was filed with the U.S. Food and Drug Administration ("FDA") in December 1993 for human clinical trials of the Company's first product candidate, Aptosyn(R) (exisulind). The Company filed an IND for its second product candidate, CP461, in December 1998. In August 1999, the Company submitted to the FDA a new drug application ("NDA") for use of Aptosyn(R) in treating familial adenomatous polyposis, an orphan drug indication. In September 2000, the Company received a "not approvable" letter from the FDA for this NDA. The Company currently is focusing its development resources on Aptosyn(R) and CP461 in various cancer indications. In March 2001, the Company initiated a Phase III randomized, placebo controlled, double-blind multi-center study of approximately 600 patients with advanced non-small cell lung cancer ("NSCLC"), refractory to standard platinum-containing combination chemotherapy, designed to evaluate Aptosyn(R) in combination with Taxotere(R) versus Taxotere(R) and placebo. In October 2001, the FDA put this study on clinical hold to new patient accrual pending completion of a planned interim safety analysis. Patients already enrolled on the protocol were allowed to continue treatment. Subsequent reviews by both the independent data and safety monitoring board ("DSMB") and the FDA resulted in the lifting of the clinical hold in December 2001 at which time the Company resumed enrollment of new patients. In the third quarter of 2001, the Company initiated pilot Phase IIa studies of CP461 in various cancer indications. In the third quarter of 2002, the Company initiated a Phase II study of CP461 in Crohn's disease, a chronic inflammatory condition of the bowel.

         On November 3, 1998, CPI completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held company with no continuing operations) in which CPI issued to Tseng stockholders approximately 5.5 million shares of CPI Common Stock and received net proceeds of approximately $26.4 million. In October 1999, the Company issued 1.555 million shares of Common Stock for net proceeds of approximately $13.5 million. During the year ended December 31, 2000, the Company received approximately $23.1 million from the issuance of 3.2 million shares of Common Stock and approximately $20.8 million primarily from the exercise of previously issued Common Stock warrants and options. In March 2002, the Company received approximately $8.0 million from the issuance of 2.4 million shares of Common Stock. In September 2002, the Company received approximately $2.5 million from the issuance of 4.0 million shares of Common Stock. Common Stock outstanding at September 30, 2002 and December 31, 2001 was 39.4 million and 31.1 million shares (including 1.7 million shares issued in escrow for the class action litigation settlement, see
Note 8), respectively.

         In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron Agreement") with Aventis Pharmaceuticals Inc. ("Aventis"), to market Nilandron(R) (nilutamide) to urologists in the U.S. and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market Nilandron(R) in September of 2000. Under the terms of the Nilandron Agreement, the Company is responsible for its marketing and promotion expenses and receives from Aventis a percentage of the gross margin on Aventis' sales in excess of a pre-established gross margin threshold, if any. The Company recognized revenue of $307,686 and $611,264 for the third quarter and nine months ended September 30, 2002, respectively, and $306,808 and $623,781 for the third quarter and nine months ended September 30, 2001, respectively, under the Nilandron Agreement. In October 2002, the
Nilandron Agreement was terminated.

         In January 2002, the Company entered into a ten-year exclusive distribution agreement (the "Gelclair Agreement") with Sinclair to promote and distribute Gelclair(TM) in North America (U.S., Canada and Mexico). Gelclair(TM) is an oral gel formulation for the management and relief of pain associated with inflammation and ulceration of the mouth caused by chemotherapy or radiotherapy treatments and other causes.

Product sales of Gelclair(TM) to the Company's wholesale customers were initiated in the U.S. in May 2002. The Company purchases Gelclair(TM) from Sinclair and resells to wholesale customers in the U.S.

         In August 2002, the Company entered into a four-year marketing agreement with John O. Butler Company ("Butler"). Butler markets Gelclair(TM) to the dental market within the U.S. and will market in Canada if and when Gelclair(TM) is approved for marketing in Canada. In October 2002, the Company entered into a three-year agreement with Celgene Corporation ("Celgene") for the promotion of Gelclair(TM) in the U.S. oncology market.

         The Company has not generated any revenue from the sale of its own products, and none of its product candidates has been approved for marketing. The Company's income has been limited to interest income from investments, revenues from sales of Gelclair(TM) and the Nilandron Agreement which was terminated in October 2002. The Company's primary source of capital has been the sale of equity securities, including the transaction with Tseng. Net losses were $31,404,435 and $26,916,808 for the years ended December 31, 2001 and 2000, respectively, and the net loss for the nine months ended September 30, 2002 was $12,142,811. As of September 30, 2002, the accumulated deficit was $135,427,548 and the cash, cash equivalents and short-term investments were $17,269,561. The Company anticipates that it will continue to incur additional operating losses for the next several years and that it will need to raise additional capital through financings or corporate alliances to sustain its operations. Should appropriate sources of funding not be available on terms acceptable to the Company, management would take action which could include the delay of certain clinical trials and research activities until such time as appropriate sources of funding were available. There can be no assurance that appropriate sources of funding will be available to permit the Company to continue its operations, that any of the Company's product candidates will be approved for marketing, that profitability will be attained or, if profitability is achieved, that the Company will remain profitable on a quarterly or annual basis in the future. The Company's operating results will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS

         Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001.

         Revenues recognized from the sale of Gelclair(TM) and the promotion of Nilandron(R) were $88,267 and $307,686, respectively, for the three months ended September 30, 2002, which represented a total increase of $89,145 from the same period in 2001 primarily due to the recognition of revenue from the sale of Gelclair(TM) launched in May 2002. The Company recognizes revenue from Gelclair(TM) upon shipment of product to its wholesale customers, net of reserves for returns and allowances. The reserves for returns and allowances are based on reports from external, independent sources. These reports provide data on prescriptions filled through retail outlets as well as shipments made from the Company's wholesaler customers to the retail pharmacies and hospitals. The reserves are established and adjusted based on the movement of product through the supply chain, thereby identifying slow moving product that is more likely to be returned. The reserves are reviewed at each reporting period and adjusted to reflect current data.

         Total expenses, including cost of products sold, for the three months ended September 30, 2002 were $5,184,000. In the third quarter of 2002, the Company recorded a final non-cash reduction of litigation settlement expense of $1,462,000 related to the Company's settlement of its securities class action litigation, which was approved by the court in September 2002. This final adjustment to the amount previously recorded by the Company in 2001 and during the first six months of 2002 represents the change in the fair value of 1.7 million shares of the Company's Common Stock issued as part of the settlement. Excluding this non-cash reduction of litigation settlement expense of $1,462,000, total expenses for the three months ended September 30, 2002 would have been $6,645,876, a decrease of $287,824 or 4.1% from the same period in 2001.

         Cost of products sold for the three months ended September 30, 2002 was $28,542 or 32.3% of product revenues, related to sales of Gelclair(TM). Research and development ("R&D") expenses for the three months ended September 30, 2002 were $4,659,505 a decrease of $551,179 or 10.6% from the same period in 2001. This decrease was primarily due to lower clinical study expenses associated with the Company's Phase III clinical trial of Aptosyn(R) in combination with Taxotere(R) in patients with non-small cell lung cancer. Selling, general and administrative ("SG&A") expenses were $1,957,829 for the three months ended September 30, 2002, an increase of $234,813, or 13.6% from the same period in 2001. This increase was primarily due to promotion and distribution expenses for Gelclair(TM).

         Interest income, net of interest expense, was $64,696 for the three months ended September 30, 2002, a decrease of $313,325 from the same period of 2001, due to lower average cash balances and lower average interest rates on investments.

         Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001.

         Revenues from the sale of Gelclair(TM) and the promotion of Nilandron(R) were $88,267 and $611,264, respectively, for the nine months ended September 30, 2002, a total increase of $75,750 from the same period of 2001 primarily due to the recognition of revenue from the sale of Gelclair(TM) launched in May 2002, offset partially by lower revenues from the Nilandron Agreement.

         Total expenses, including cost of products sold, for the nine months ended September 30, 2002 were $13,097,787. For the nine months ended September 30, 2002, the Company recorded a non-cash reduction of litigation settlement expense of $6,749,000 related to the Company's settlement of its class action litigation which was approved by the court in September 2002. This final adjustment to the amount previously recorded by the Company in 2001 represents the change in the fair value of 1.7 million shares of the Company's Common Stock issued as part of the settlement. Excluding the non-cash reduction of litigation settlement expense of $6,749,000, total expenses for the nine months ended September 30, 2002 would have been $19,846,787, an increase of $1,851,598 or 10.3% from the same period in 2001.

         Cost of products sold for the nine months ended September 30, 2002 was $28,542 or 32.3% of net sales, related to sales of Gelclair(TM). R&D expenses for the nine months ended September 30, 2002 were $13,087,146, an increase of $678,366 or 5.5%, from the same period in 2001. This increase was primarily due to clinical study expenses associated with the Company's Phase III clinical trial of Aptosyn(R) in combination with Taxotere(R) in patients with non-small cell lung cancer, and three ongoing pilot Phase IIa clinical trials of CP461 in patients with chronic lymphocytic leukemia, hormone-refractory prostate cancer and renal ("kidney") cell carcinoma. SG&A expenses were $6,6731,099 for the nine months ended September 30, 2002, an increase of $1,144,690 or 20.5%, from the same period in 2001. This increase was primarily due to promotion and distribution expenses for Gelclair(TM).

         Interest income, net of interest expense, was $255,445 for the nine months ended September 30, 2002, a decrease of $1,222,711 from the same period of 2001, primarily due to lower average cash balances and lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily with the net proceeds received from the sale of equity securities, including the transaction with Tseng. Financing activities have generated net proceeds of $151.1 million from inception through September 30, 2002.

         As of September 30, 2002, the Company had cash, cash equivalents, and short-term investments of $17,269,561, a decrease of $10,444,354 from the comparable balances at December 31, 2001. This decrease was primarily the result of cash used to fund operations for the nine months ended September 30, 2002, $2.1 million in inventory purchases and a $1.0 million payment to Sinclair for the licensing rights to market Gelclair(TM). Partially offsetting the cash used in the first nine months of 2002 was a total of $10.5 million of cash received from a private placement of 2.4 million shares of Common Stock and a registered direct offering of 4.0 million shares of Common Stock. The Company invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government securities. As of September 30, 2002, the Company had a portion of its excess cash invested in U.S. government securities with original maturities in excess of three months, thereby requiring such investments to be classified as short-term investments. As of September 30, 2002, the Company had $467,185 in a restricted cash account pledged for a security deposit under the lease of its Horsham, Pennsylvania facility.

         In October 2002, in an effort to preserve capital, the Company reduced its work force and planned expenditures in its early stage research and discovery programs. Subsequently in October 2002, the Company entered into an agreement with Celgene to promote Gelclair(TM) on behalf of the Company. In conjunction with the signing of this agreement, the Company eliminated its 16 person sales force. Employment at the end of October was approximately forty-four persons.

         In September 2002, the Company sold 4,036,001 shares of Common Stock in a registered direct offering at the price of $0.70 per share, resulting in the net proceeds of approximately $2.5 million. In addition to a cash fee, the placement agent received 80,720 warrants to purchase Common Stock at a price of $0.84. The warrants are exercisable until September 2007.

         In March 2002, the Company sold 2,390,107 shares of Common Stock in a private placement, mainly to institutional investors, at a price of $3.70 per share, resulting in net proceeds of approximately $8.0 million. With each four shares of Common Stock purchased, the Company issued a warrant to purchase one share of the Company's Common Stock at $4.74 per share. The warrants are exercisable until March 26, 2006.

         CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten-year lease which expires in 2008 and which contains two five-year renewal options. The Company believes its facilities will be adequate for the foreseeable future.

         In March, April and May of 2001, eleven stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The lawsuits alleged that the Company and its officers made false and misleading statements about the Company's drug candidate, Aptosyn(R), which caused artificial inflation of the Company's stock price during the class period of October 27, 1999 to September 22, 2000, when the Company announced that the FDA had informed the Company that it would be receiving a "not approvable" letter for its new drug application for Aptosyn(R). In February 2002, a stipulation of settlement was agreed to. Pursuant to this stipulation of settlement, and following a preliminary order by the court, the Company's insurance carrier paid $2.0 million into escrow and the Company issued 1.7 million shares into escrow. On September 23, 2002, following a hearing, the Court entered a final order approving the settlement and dismissing the action at which time the $2.0 million and 1.7 million shares were released from escrow. The time to appeal therefrom has expired. As of December 31, 2001, the Company recorded the fair value of the 1.7 million shares of Common Stock of $7,837,000, as an increase to additional paid-in capital and recorded a charge to litigation settlement expense for the then fair value of the Common Stock. As of September 23, 2002, the fair value of the
1.7 million shares was adjusted to $1,088,000 based on the final fair value of the shares as of September 23, 2002, which resulted in a $6,749,000 reduction to the litigation settlement expense and a decrease to additional paid-in capital during the nine months ended September 30, 2002.

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

         The Company anticipates the annual expenditures for preclinical studies, clinical trials, product development, research, selling and marketing, and general and administrative expenses will increase significantly in future years. CPI will need to raise additional capital. Even with additional capital, there can be no assurance that the Company will be able to successfully complete the clinical development of Aptosyn(R), CP461 or any other drug candidate for any indication, that the FDA will grant approval of any drug candidate for any indication, or that the other developments or expansions in CPI's research, development and commercialization and sales and marketing programs will ultimately lead to revenues or profitability for the Company.

         CPI cannot predict the date of its first product approval, if any, the rate of revenue generated from initial product sales, if achieved, the level of expense which may be associated with such initial product sales, or the level of revenue and expense associated with the marketing and/or selling of Gelclair(TM). The Company anticipates that it will require additional financing in the future to continue its research and development programs. Until such time as CPI is able to generate sufficient revenue, if ever, CPI plans to finance its anticipated growth and development largely through equity or debt financing and/or strategic or corporate alliances. CPI believes, based on its current operating plans, that its existing, cash, cash equivalents and short-term investments balance of approximately $17.3 million as of September 30, 2002, together with interest earned on these balances, will be adequate to fund operations into the third quarter of 2003. However, there can be no assurance that the Company will not require additional funding prior to that time, as the Company must adapt to changing circumstances arising from within the Company's programs and from outside the Company. There can be no assurance that additional equity or debt financing or corporate collaborations will be available on terms acceptable to CPI, if at all. Should appropriate sources of funding not be available on terms acceptable to the Company, management would take action which could include the delay of certain clinical trials and research activities until such time as appropriate sources of funding was available. Any additional equity financing would be dilutive to stockholders. Debt financing, if available, may include restrictive covenants and also may be dilutive. Corporate alliances would generally require the Company to give up certain marketing rights or other rights to its potential products and technology and may also be dilutive. If additional funds should be needed but are not available, the Company may be required to modify its operations significantly or to obtain funds by entering into collaborative arrangements or other arrangements on unfavorable terms. The failure by CPI to raise capital on acceptable terms if and when needed would have a material adverse effect on CPI's business, financial condition and results of operations.

INFLATION

         The Company does not believe that inflation has had any significant impact on its business to date.

INCOME TAXES

         As of September 30, 2002, CPI had net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets that will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of September 30, 2002. (Also see Note 11 of notes to consolidated financial statements in the Company's December 31, 2001 annual report on Form 10-K.)

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

REVENUE RECOGNITION

         We recognize revenue under the Nilandron Agreement in the period in which marketing services are performed if Aventis' gross margin of sales of Nilandron(R)for that period exceed specified thresholds. The Nilandron Agreement was terminated in October 2002.

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

         Product sales of Gelclair(TM) to the Company's wholesale customers were initiated in the U.S. in May 2002. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists", the Company defers the recognition of revenue on product shipments of Gelclair(TM) to wholesale customers until such time that the right of product return expires. At each reporting period, the Company monitors shipments from wholesale customers to pharmacies and hospitals, wholesale customer reorder history and prescriptions filled by pharmacies based on prescription data from external, independent sources. When this data indicates a flow of product through the supply chain, which indicates that returns are less likely to occur, product revenue is recognized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than six months to ensure principal preservation. As of September 30, 2002, the Company was primarily invested in U.S. Government securities and money market funds, which were classified as cash, cash equivalents and short-term investments in the Company's financial statements. The investments had principal (or notional) amounts of $4,335,000 which were equal to their fair value, an average interest rate of 1.8% and maturities of less than one year.

ITEM 4.  CONTROLS AND PROCEDURES

a. Within the 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and required to be included in the Company's periodic SEC filings.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information set forth in Footnote 8 to the Notes to the Company's consolidated financial statements included herein is hereby incorporated by reference.

ITEM 2.  CHANGES IN SECURITIES

         In September 2002, in conjunction with a registered direct placement of Common Stock, the Company issued to the placement agent, J.P.Carey Securities, Inc., warrants to purchase 80,720 shares of Common Stock at a price of $0.84 exercisable until September 2007. Also in September 2002, the Company issued to consultants warrants to purchase 100,000 shares of Common Stock at a price of $1.00, exercisable until October 2007.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 99.1 Certification Pursuant to 18U.S.C. Section
         1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         Exhibit 99.2 Certification Pursuant to 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) There were no reports on Form 8-K filed during the quarter ending September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CELL PATHWAYS, INC.

Dated: November 14, 2002           By:  /s/ Robert J. Towarnicki
                                   --------------------------------------------
                                   Robert J. Towarnicki

                                   Chairman, President, Chief Executive
                                   Officer and Director
                                   (Principal Executive Officer)

Dated: November 14, 2002           By:  /s/ Brian J. Hayden
                                   --------------------------------------------
                                   Brian J. Hayden

                                   Chief Financial Officer; Vice
                                   President - Finance; Treasurer
                                   (Principal Financial and Accounting Officer)

                  Sarbanes-Oxley Section 302(a) Certification

I, Robert J. Towarnicki, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cell Pathways, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                /s/  Robert J. Towarnicki
                                       -------------------------
                                       Robert J. Towarnicki
                                       Chief Executive Officer

                  Sarbanes-Oxley Section 302(a) Certification

I, Brian J. Hayden, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cell Pathways, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact nencessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                     /s/  Brian J. Hayden
                                            --------------------
                                            Brian J. Hayden
                                            Chief Financial Officer