Form 10-K
period 2002-12-31
CELL PATHWAYS INC /DE
filed 2003-03-27
CIK 1066284

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        COMMISSION FILE NUMBER 00024889
                            ------------------------

                              CELL PATHWAYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                 702 ELECTRONIC DRIVE                23-2969600
(State or other jurisdiction         HORSHAM, PA 19044              (I.R.S. Employer
     of incorporation or           (Address of principal           Identification No.)
        organization)               executive offices)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes  [ ]  No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2002 was approximately $50,704,000 computed by reference to the price at which the common equity was last sold on June 28, 2002.

     As of March 15, 2003 there were 39,475,882 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      [This page intentionally left blank]

                                     PART I

ITEM 1.  BUSINESS

     Certain statements in this report, and oral statements made in respect of this report, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Statements of historic fact must also be understood in the context of, and subject to, these risks and uncertainties. Such risks and uncertainties relate both to the proposed acquisition of Cell Pathways, Inc. (the "Company") by OSI Pharmaceuticals, Inc ("OSI") and to the business of the Company and its environment.

     Risks and uncertainties related to the proposed acquisition of the Company by OSI include, among other factors: the ability of the Company to obtain stockholder approval of the transaction; fluctuations in the trading price of the common stock of OSI; perceptions as to the value of the transaction and the expected timing and benefits of the transaction; delays in completing the transaction; potential breaches of the merger agreement by either party leading to delay, re-negotiation or non-completion of the transaction; difficulties in the integration of the businesses of OSI and the Company; costs related to the transaction; and the financial risk to the Company if the transaction is not completed. If the merger with OSI is not consummated, the Company may lack the money and personnel to continue operations and its Common Stock will likely be delisted from the Nasdaq National Market.

     Risks and uncertainties related to the business of the Company and its environment include, among other factors: early stage of development; the absence of approved products; history of operating losses; the need for further financing, whether through the acquisition of the Company by OSI or, if such acquisition should fail to close, through the issuance of equity or debt, corporate collaborations or strategic alliances, or revenues generated from marketing and selling in-licensed products produced by others; the risk that our Common Stock may be delisted from the Nasdaq National Market for failure to maintain a minimum bid price of $1.00, or for other reasons and other factors discussed in this report generally.

     These and other risks are detailed in our reports filed from time to time under the Securities Act of 1933 and/or the Securities Exchange Act of 1934, including the sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Other Events" in our annual reports on Form 10-K (including this report), our quarterly reports on Form 10-Q and our periodic reports on Form 8-K and in such registration statements as we may file from time to time. You are encouraged to read these filings as they are made. They are available over the Internet from the SEC in its EDGAR database at http://www.sec.gov and from the Company. Be sure to read the "Risk Factors" in this Item 1 (and also the related subject matters appearing in this Item 1).

     Given the uncertainties affecting pharmaceutical companies in the development stage, readers are cautioned not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. No forward-looking statement can be guaranteed; actual future results may vary materially.

     Both forward-looking statements and statements of historic fact must be understood in the context of the factors referred to above. We undertake no obligation to update or revise the statements made herein or the risk factors that may relate thereto.

GENERAL

     Cell Pathways, Inc. ("Cell Pathways," "CPI," "we" or the "Company") is a development stage pharmaceutical company focused on the research and development of products to treat cancer and to prevent cancer, and the future commercialization of such products. Our technology may prove to have applicability beyond the treatment and prevention of cancer, including, for example, treatment of autoimmune diseases such as inflammatory bowel disease. We also import, promote through licensees, and sell Gelclair(TM) Concentrated Oral Gel to the oncology, dental and other markets. We will likely be considered to be in the development stage until, if ever, we receive approval for, and generate significant revenues from, the marketing and selling of one or more of our pharmaceutical drug candidates, or generate significant revenues from our marketing and selling of products made by others, such as Gelclair(TM) Concentrated Oral Gel.

     In February of 2003 we signed an Agreement and Plan of Merger ("Merger Agreement") whereby we agreed to be acquired by OSI Pharmaceuticals, Inc. ("OSI") in a stock-for-stock exchange (the "Merger Transaction"). There can be no assurance that the Merger Transaction will be consummated. All statements in this report with respect to the nature and needs of our business, its financial prospects and its risks and future development must be understood in light of this pending Merger Transaction and of the prospects for its consummation.

     CPI's technology is based upon a mechanism which we believe, based on our research, can be targeted to induce selective apoptosis, or programmed cell death, in precancerous and cancerous cells without affecting apoptosis in normal cells. We have created a new class of selective apoptotic anti-neoplastic drugs ("SAANDs") and have synthesized many new chemical compounds in this new class. Published data indicate that some of these compounds have anti-proliferative activity in addition to pro-apoptotic activity.

     Our product development program focused initially on compounds likely to be helpful in treating precancerous lesions such as colonic polyps and cervical dysplasia. Attention next turned to the prevention of the recurrence of prostate cancer and breast cancer. Clinical trials subsequently expanded into the direct treatment of prostate and lung cancer. We have also made arrangements for clinical trials of our first compound in combination with leading cancer chemotherapeutic agents of major pharmaceutical companies in trials in lung, prostate and breast cancers; many of these trials are supported by major pharmaceutical companies, by clinical oncology cooperative groups affiliated with the National Cancer Institute or by investigator obtained grants. In 1999 we commenced clinical development of a second compound as a single agent in cancer indications. We have also commenced clinical testing of the second compound in a non-cancerous autoimmune indication, inflammatory bowel disease.

PRODUCTS IN CLINICAL DEVELOPMENT

     We are currently pursuing the clinical development of two SAANDs product candidates, targeted at the treatment and management of cancer and precancerous lesions. Our first compound, Aptosyn(R), is a sulfone derivative of the nonsteroidal anti-inflammatory drug or NSAID, sulindac. Aptosyn(R) is not an NSAID and lacks the COX 1 and COX 2 inhibitory activity that is associated with the serious upper gastrointestinal ulceration and bleeding and kidney injury observed with NSAID use. Our second compound, CP461, is a new chemical entity that has composition of matter patents issued or filed in the major world markets. CP461 is a more potent SAAND than Aptosyn(R) but retains the characteristics of not being an NSAID and not inhibiting COX 1 and COX 2.

     Clinical trials of Aptosyn(R) commenced in 1994. By 1997, clinical development of Aptosyn(R) had expanded to include several cancer and precancer indications. In August 1999, we submitted to the U.S. Food and Drug Administration ("FDA") a New Drug Application ("NDA") seeking marketing approval for Aptosyn(R) for the precancerous orphan drug indication of familial adenomatous polyposis, or FAP. In September 2000, the FDA issued a "not approvable" letter with respect to the NDA for FAP. The future of the FAP program is uncertain.

     The focus of our continuing development of Aptosyn(R) is in cancer rather than in precancerous conditions. In 2001, we began enrolling patients in a 600-patient Phase III trial comparing the combination of Aptosyn(R) and Taxotere(R) (docetaxel) against Taxotere(R) plus placebo in non-small cell lung cancer patients who have failed a prior platinum-containing regimen. This trial completed enrollment of patients in March 2003.

     We began the clinical trial program of our second compound, CP461, in 1999. By the end of 2001, CP461 was in pilot Phase IIa trials to investigate its safety and efficacy in three cancer indications -- chronic lymphocytic leukemia, renal cell carcinoma and hormone refractory prostate cancer. These studies continue, as well as studies to determine a maximum tolerated dose for CP461. In July 2002, we commenced a small Phase II trial of CP461 in the non-cancerous indication of Crohn's Disease, a form of inflammatory bowel disease.

     Aptosyn(R) and CP461 are our only product candidates which we have been studying in clinical trials. No pharmaceutical product may be marketed in the United States without FDA approval. There can be no assurance that the FDA will approve any of our product candidates for marketing for any indication or as to when, if ever, any such approval would occur.

AGREEMENTS TO MARKET GELCLAIR(TM)

     In January 2000 we signed an agreement with Sinclair Pharmaceuticals, Ltd. ("Sinclair") of the United Kingdom to become the exclusive distributor of Gelclair(TM) in North America. The FDA granted 510(k) clearance to market Gelclair(TM) in December 2001 for use in the management of pain and relief of pain by adhering to the mucosal surface of the mouth, soothing oral lesions of various etiologies. These applications include oral mucositis/stomatitis (which may be caused by chemotherapy or radiation therapy), irritation due to oral surgery and traumatic ulcers caused by braces or ill-fitting dentures or disease. Gelclair(TM) is also indicated for treatment of diffuse aphthous ulcers. The product, which is a clear viscous gel, is applied by rinsing in the mouth for a short period of time, forming a coating over the mucosal surface of the mouth and thereby soothing the pain and discomfort from oral lesions.

     In October 2002 we signed a three-year agreement with Celgene Corporation ("Celgene") to co-promote Gelclair(TM) in oncology markets and markets other than the dental market in the United States. Celgene has an oncology field sales force in excess of 90 representatives. Celgene commenced field sales promotional efforts in mid-November 2002. We terminated our own sales force in the fourth quarter of 2002. Celgene will receive a fee based on a fixed percentage of net sales of Gelclair(TM) in the oncology and other markets.

     In August, 2002 we signed a four-year exclusive agreement with the John O. Butler Company ("Butler") to market and, to a limited extent, distribute Gelclair(TM) to the dental market in the United States and, if and when approved for sale, in Canada. Butler is a leading international supplier of oral health care products. Butler commenced its launch of Gelclair(TM) in the dental market in the United States in the fourth quarter of 2002. Butler will receive a marketing fee based on the amount of Gelclair(TM) sold in the dental market.

BUSINESS STRATEGY

     Our primary objectives have been to be a leader in the development of pharmaceutical products to treat and prevent cancer. Recognizing that our technology may have applicability beyond the fields of cancer and precancer, we also commenced a clinical trial of CP461 in the autoimmune indication of Crohn's Disease and correspondingly enlarged our objectives. Our intentions have been to:

     - Pursue clinical development of Aptosyn(R) (exisulind), with emphasis on cancer indications.

     - Pursue clinical development of CP461 in cancer indications.

     - Develop Aptosyn(R) (exisulind), CP461 and other SAANDs as part of combination therapy with leading chemotherapeutic agents.

     - Clinically test SAANDs technology in non-cancer indications where pro-apoptotic activity (whether or not accompanied by anti-proliferative activity) may hold promise, commencing with the clinical testing of CP461 in Crohn's Disease.

     - Use our proprietary technology to develop additional SAANDs for cancer therapy and for cancer chemoprevention.

     - Develop strategic pharmaceutical industry collaborations, alliances and combinations for research, development and/or commercialization.

     - Selectively and opportunistically acquire or in-license technologies, products and/or companies devoted to the treatment, prevention, palliation and/or diagnosis of cancer.

     The difficult financing markets for companies at our stage of development, together with recent cutbacks in Company personnel and programs, have placed constraints on the rate at which we are able to pursue our objectives.

PATENTS AND PROPRIETARY TECHNOLOGY

     We hold title or exclusive licenses to several issued U.S. patents and pending patent applications relating to the therapeutic uses of Aptosyn(R) (exisulind) in the treatment of neoplasia, precancerous lesions and/or other indications. A composition of matter patent on this compound is not available to us (or anyone else) because the sulfone derivative of sulindac, now named exisulind, was described in the scientific and patent literature over 20 years ago. Thus, our current patent rights relating to Aptosyn(R) (exisulind) are limited to a series of patents and patent applications pertaining to various specific uses of Aptosyn(R)(exisulind). We have also been issued or hold exclusive licenses to various foreign patents (including patents in various European countries, Australia, Canada, Korea and Japan) and pending applications relating to the use of Aptosyn(R) (exisulind) in pharmaceutical compositions for the treatment of neoplasia, precancerous lesions and/or other indications. In Europe, our patent rights relating to Aptosyn(R) (exisulind) are directed to the use of Aptosyn(R) (exisulind) in the manufacture of pharmaceutical compositions for the treatment of precancerous lesions. We also hold title or exclusive licenses to several pending U.S. and international patent applications relating to uses of exisulind in combination with certain existing conventional chemotherapeutics.

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

     We also rely on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable or where patents have not been issued. We attempt to protect our proprietary technology and processes, in part, by confidentiality agreements and assignment of invention agreements with our employees and with our consultants and certain contractors.

COMPETITION

     The industry in which we participate is very competitive. It is characterized by extensive research and development efforts and rapid technological progress. New developments occur and are expected to continue to occur at a rapid pace. Discoveries or commercial developments by our competitors may render some or all of our potential products obsolete, subject to competition or non-competitive. This would have a material adverse effect on our business, financial condition and results of operations. Our competitive position also depends on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources.

     We face competition in our specific areas of focus. In the fields of cancer therapy and the prevention of precancerous and cancerous lesions, other products and procedures are in use or in development that may compete directly with the products that we are seeking to develop and market for cancer treatment or cancer prevention. Surgery, radiation, chemotherapeutic agents and compounds that interfere with hormone activities have been in use for years in the treatment of cancer. Nolvadex(R) (tamoxifen citrate) has been granted limited approval for use in the prevention of breast cancer. The arthritis drug Celebrex(R) (celecoxib) has been granted approval for the regression of polyps in FAP patients. We are aware of clinical trials in which a number of pharmaceutical and nutritional agents are being examined for their potential usefulness in the treatment of precancerous lesions and cancer. These include studies of additional chemotherapeutic agents, monoclonal antibodies, hormone blockers, cyclooxegenase inhibitors, thalidomide and other anti-angiogenesis agents in the treatment of cancer; studies of NSAID-like compounds, cyclooxygenase inhibitors, difluoromethylornithine ("DFMO") and natural nutrients in the treatment of FAP and sporadic colonic polyps; studies of retinoids and DFMO in the treatment of cervical dysplasia; and studies of tamoxifen for the prevention of breast cancer. Additional compounds being tested in various epithelial lesions include compounds related to aspirin, various vitamins and nutritional supplements, oltipraz, N-acetyl cysteine and compounds that interfere with hormone activities. The studies are being conducted by pharmaceutical and biotechnology companies, major academic institutions and government agencies. There are other agents, including certain prescription drugs, that have been observed to have an effect in the general area of cGMP PDE; although we are not aware that any third party has demonstrated the preclinical utility of these compounds in the treatment of precancerous or cancerous lesions, there can be no assurance that such existing or new agents will not ultimately be found to be useful, and therefore competitive with our future products.

     We have recently commenced our first clinical trial in a diseased indication outside the field of cancer -- in Crohn's Disease, a form of inflammatory bowel disease. We expect to experience in this field competition as intense as that in the field of cancer.

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

     Competition will affect not only such products as we may develop ourselves but also those products manufactured by others and marketed by us. In the field of oral mucositis, we must anticipate substantial competition for Gelclair(TM), which we commenced distributing in the second quarter of 2002. Competition for Gelclair may be in the form of ad hoc remedies, new products, or indifference to the condition of the patient. We must also expect competition for any additional product which we may market and sell in the future. Such competition may be expected to reduce or restrain the revenues which otherwise might be produced in respect of the product marketed.

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

     We must meet the substantial requirements imposed by the FDA and comparable agencies in foreign countries on the introduction of new pharmaceutical products. These requirements include lengthy and detailed preclinical and clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. A new drug may not be marketed in the U.S. until it has undergone rigorous testing and has been approved by the FDA. The drug may then be marketed only for the specific indications, uses, formulation, dosage forms and strengths approved by the FDA. Similar requirements are imposed by foreign regulators upon the marketing of a new drug in their respective countries.

     It takes a long time for us to satisfy such regulatory requirements. We must demonstrate to the satisfaction of the FDA that the relevant product is both safe and effective; this typically takes several years or more depending upon the type, complexity and novelty of the product. It also requires us to expend substantial resources. We must conduct preclinical studies in conformance with the FDA's Good Laboratory Practice ("GLP") regulations. Our compounds require extensive clinical trials and FDA review as new drugs. Clinical trials are vigorously regulated and must meet requirements for FDA review and oversight and requirements under Good Clinical Practice ("GCP") guidelines. We may encounter problems in clinical trials which would cause us or the FDA to delay or suspend clinical trials. In 2001, the FDA required suspension of the enrollment of new patients in our Phase III lung cancer trial pending completion of an interim safety analysis by a Data Safety and Monitoring Board and the FDA. We had to suspend enrollment of new patients by about two months; this delayed completion of our trial by two months. Any future delay or suspension could be longer and could have a material adverse effect on our business, financial condition and results of operations.

     Among the steps we must complete before we can obtain approval to market a drug in the U.S. are: (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an application for an investigational new drug application ("IND"), which must become effective before human clinical trials may commence; (iii) human clinical trials to establish the safety and efficacy of the drug; (iv) submission of a detailed NDA to the FDA; and (v) FDA approval of the NDA. In addition to obtaining FDA approval for each product, each domestic establishment where the drug is to be manufactured must be registered with the FDA. Domestic manufacturing establishments must comply with the FDA's Good Manufacturing Practices regulations and are subject to periodic inspections by the FDA. Foreign manufacturing establishments manufacturing drugs intended for sale in the U.S. also must comply with Good Manufacturing Practice regulations and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

     The preclinical tests we conduct include laboratory evaluation of product chemistry and animal studies to assess the metabolic and pharmacologic activity and potential safety and efficacy of the product. Our preclinical tests must be conducted by laboratories that comply with FDA regulations regarding GLP. The results of preclinical tests are submitted to the FDA as part of an IND, which must become effective before the sponsor may conduct clinical trials in human subjects. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in FDA authorization of the commencement of clinical trials. A separate IND application may be required by the FDA, in its sole discretion, as to each indication. Our cancer prevention and therapeutic studies for Aptosyn(R) (exisulind) are being conducted under our IND application filed in December 1993. Clinical trials of CP461 for cancer are proceeding under our IND filed in December 1998. Our clinical trial of CP461 in Crohn's Disease (inflammatory bowel disease) is being conducted under an IND filed in 2002.

     Our clinical trials involve the administration of the investigational drug to patients. Every clinical trial must be conducted under the review and oversight of an institutional review board ("IRB") at each institution participating in the trial. The IRB evaluates, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Clinical trials typically are conducted in phases, which generally are conducted sequentially, but which may overlap. Clinical trials test for efficacy and safety, side effects, dosage, tolerance, metabolism and clinical pharmacology. Initial tests involve the introduction of the drug to a small group of subjects to test for safety, dosage tolerance, pharmacology and metabolism. Subsequent trials involve a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Larger-scale trials may then be undertaken to evaluate the safety and effectiveness of the drug, usually, though not necessarily, in comparison with a placebo or an existing treatment.

     We face many uncertainties in the overall clinical trial process. We may fail to complete all phases of testing successfully within any specified time period or at all. The FDA may increase, decrease or re-characterize the number and phases of trials required for approval. The FDA may suspend clinical trials at any time if it decides that patients are being exposed to a significant health risk.

     We submit the results of preclinical studies and clinical trials to the FDA as part of an NDA for approval of the marketing of the drug. The NDA also includes information pertaining to the chemistry, formulation and manufacture of the drug and each component of the final product, as well as details relating to the sponsoring company. In prior years, the NDA review process has taken from one to two years on average to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated. The process may take substantially longer if the FDA has questions or concerns about a product. In general, the FDA requires at least two adequate and well-controlled clinical studies demonstrating safety and efficacy in order to approve an NDA. However, under the Food and Drug Modernization Act of 1997 ("FDAMA") the FDA may determine that data from one study is adequate. The FDA may, however, request additional information, such as long-term toxicity studies or other studies relating to product safety, and may increase, decrease or re-characterize the number and phases of trials required for approval. Notwithstanding the submission of requested data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval.

     We may not succeed in developing drugs that prove to be safe and effective in treating or preventing cancer. The development of such drugs will require the commitment of substantial resources to conduct the preclinical development and clinical trials necessary to bring such compounds to market. Drug research and development by its nature is uncertain. We face the risk of delay or failure at any stage, and we cannot predict the time required and cost involved in successfully accomplishing our objectives. Actual drug research and development costs could exceed budgeted amounts, which could have a material adverse effect on our business, financial condition and results of operations.

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

     Our clinical trial strategy for the development of drugs for the prevention of precancerous lesions assumed that, for precancer trials, the FDA would accept reduction in the formation of precancerous lesions as an endpoint. To date, the FDA has not approved any compounds that are solely chemoprevention compounds, and there can be no assurance that the FDA will approve such compounds in the future. During the past year or two, representatives of the FDA have made statements suggesting that, in matters related to cancer, the FDA will, in many instances, require evidence of enhanced survival rather than evidence of objective response (such as reduction in tumor size). This may make it more difficult to obtain approval of a compound for the treatment of certain cancers or for the treatment of precancerous conditions. Should the FDA require us to demonstrate the efficacy of Aptosyn(R) (exisulind) in the reduction of certain cancers or in overall mortality rates resulting from certain cancers, our clinical trial strategies to obtain approval for precancerous conditions would be materially and adversely affected. Significant additional time and funding would be required to demonstrate such efficacy in precancerous conditions. For these and other reasons, we may not be able to successfully develop a safe and efficacious chemoprevention product. For many of the same reasons, our development efforts for Aptosyn(R) (exisulind) for the past two years have been directed toward showing enhanced survival in non-small cell lung cancer in combination therapy with Taxotere(R) (docetaxel).

     In 1988 and again in 1992, the FDA issued regulations intended to expedite the development, evaluation and marketing of new therapeutic products to treat life-threatening and severely debilitating illnesses for which no satisfactory alternative therapies exist. One program under these regulations provides for early consultation between the sponsor and the FDA in the design of both preclinical studies and clinical trials. Another program provides for accelerated approval based on a surrogate endpoint. This does not mean that any future products we may develop will be eligible for evaluation by the FDA under these regulations. Nor does this mean that Aptosyn(R) (exisulind) or any future products we may develop, if eligible for these programs, will be approved for marketing sooner than would be traditionally expected, if ever. Regulatory approval granted under these regulations may be restricted by the FDA as necessary to ensure the safe use of the drug. In addition, post-marketing clinical studies may be required. If Aptosyn(R) (exisulind) or any of our future products do not perform satisfactorily in such post-marketing clinical studies, they would likely be required to be withdrawn from the market.

     In most cases, pharmaceutical companies such as CPI rely on patents to provide market exclusivity for the periods covered by the patents. See "Patents and Proprietary Technology" above. In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act") permits an extension of patents in certain cases to compensate for patent time expended during clinical development and FDA review of a drug. In addition, the Hatch-Waxman Act establishes a period of market exclusivity, independent of any patents, during which the FDA may not accept or approve abbreviated applications for generic versions of the drug from other sponsors, although the FDA may accept and approve long-form applications for the drug. The applicable period of market exclusivity for a drug containing an active ingredient not previously approved is five years. There is no assurance that all or any of our products, if approved, will receive market exclusivity under the Hatch-Waxman Act. Failure to receive such exclusivity could have an adverse effect on our business, financial condition and results of operations at that time.

     Among the requirements for product approval, we must demonstrate that prospective manufacturers conform to the Good Manufacturing Practices standards. We must see that these standards are also observed at all times following approval. Accordingly, our manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure compliance with Good Manufacturing Practices standards. Failure to so comply subjects the manufacturer to possible FDA action, such as the suspension of manufacturing or seizure of the product. The FDA may also request recall of products. Such actions would adversely impact us.

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

     The considerations discussed above apply not only to products which we intend to develop but also to products manufactured by others which we market now or may market in the future, including Gelclair(TM).

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

MARKETING AND SALES

     In 1998 we began to form our own marketing organization. In the third quarter of 2000, we established a third-party sales force -- through an agreement with Innovex -- in order to render marketing (detailing) services for Aventis Pharmaceuticals, Inc. ("Aventis") with respect to the prostate cancer drug Nilandron(R) (nilutamide). During the first quarter of 2002 we expanded our marketing and sales activities: we signed an agreement with Sinclair to become the exclusive distributor of Gelclair(TM) in North America; and we converted the third-party sales force to our own sales force. With this sales force we launched Gelclair(TM) late in the second quarter of 2002. The sales force consisted of approximately 15 people. In the fourth quarter of 2002 we terminated our sales force and terminated the Nilandron(R) agreement pursuant to which we had been rendering marketing services for Aventis. In August 2002 we contracted for Butler to market Gelclair(TM) to the dental market. In October 2002 we contracted for Celegene to market Gelclair(TM) to oncology and other non-dental markets.

EMPLOYEES

     As of March 1, 2003, we employed approximately 34 persons full-time.

                                  RISK FACTORS

     In light of the pending Merger Transaction, the following risk factors are presented under two headings: Risk Factors Relating to Cell Pathways if the Merger is not Completed and Risk Factors Relating to the Merger with OSI.

RISKS RELATING TO CELL PATHWAYS IF THE MERGER IS NOT COMPLETED

IF THE MERGER IS NOT CONSUMMATED, CELL PATHWAYS MAY LACK THE MONEY AND PERSONNEL TO CONTINUE OPERATIONS.

     In the event that the merger is not consummated, Cell Pathways will require substantial additional funds for its operations. At December 31, 2002, Cell Pathways had $10.9 million in cash and cash equivalents, which it believes would be sufficient, together with expected revenues, to fund operations only through the second quarter of 2003. Cell Pathways does not know if additional funding will be available at all or on acceptable terms. If Cell Pathways raises funds by issuing equity securities, current stockholders may experience substantial dilution. In addition, Cell Pathways may grant future investors rights which are superior to those of current stockholders. If Cell Pathways raises funds by issuing indebtedness, Cell Pathways may be subject to significant restrictions on its operations. In addition, Cell Pathways has recently reduced its workforce to decrease future expenses. If the merger is not consummated, Cell Pathways may have to further reduce its workforce which would compromise its ability to continue operations.

IF THE MERGER IS NOT CONSUMMATED, CELL PATHWAYS' COMMON STOCK WILL LIKELY BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

     Although Cell Pathways' common stock is presently listed on the Nasdaq National Market, it must maintain certain minimum financial requirements to avoid being delisted. In January 2003, Cell Pathways received notification from Nasdaq that its common stock would be delisted from the Nasdaq National Market because its share price fell below the minimum bid requirements and thereby failed to comply with Nasdaq marketplace rules. Cell Pathways appealed the delisting notification and attended a hearing with Nasdaq which was held on February 27, 2003. On March 21, 2003, Cell Pathways was informed that its Common Stock will continue to be listed on the Nasdaq National Market until June 30, 2003 in order to allow consummation of the merger, provided Cell Pathways complies with all of the requirements for continued listing on the Nasdaq National Market with the exception of the minimum bid requirement. If Cell Pathways' common stock is delisted, the liquidity of Cell Pathways' common stock would be impaired, and Cell Pathways' efforts to raise additional capital would be negatively impacted.

CELL PATHWAYS HAS A HISTORY OF NET LOSSES AND MAY NEVER BECOME PROFITABLE, WHICH MAY CAUSE THE VALUE OF ITS COMMON STOCK TO DECREASE.

     Cell Pathways is a development stage pharmaceutical company that has experienced significant operating losses since its inception in 1990. Cell Pathways has not received any revenue from the sale of its own products, none of which has been approved for marketing, and has received only immaterial revenues from marketing and selling the products of others. Cell Pathways expects to incur additional operating losses for at least the next several years. If Cell Pathways succeeds in obtaining marketing approval for any of its product candidates, it will incur significant manufacturing and marketing costs. Cell Pathways' ability to achieve profitability, if the merger is not consummated, is dependent on its ability, alone or with others, among other things, to:

     - obtain additional financing;

     - successfully complete the development of its product candidates;

     - obtain required regulatory approvals;

     - successfully manufacture and market, or have others successfully manufacture and market, its product candidates;

     - successfully market any products it may in-license from third parties;
       and

     - gain market acceptance for its product candidates.

THE TERMINATION FEE PROVIDED FOR IN THE MERGER AGREEMENT MAY DISCOURAGE OTHER COMPANIES FROM TRYING TO ACQUIRE CELL PATHWAYS IF THE MERGER IS NOT CONSUMMATED.

     Cell Pathways has agreed to pay a termination fee to OSI in specified circumstances if the Merger Agreement is terminated and thereafter Cell Pathways consummates a strategic transaction with a company other than OSI. The termination fee could discourage other companies from trying to acquire Cell Pathways.

RISK FACTORS RELATING TO THE MERGER WITH OSI

BECAUSE THE EXCHANGE RATIO FOR THE MERGER CONSIDERATION IS FIXED, AT THE TIME THAT OUR STOCKHOLDERS VOTE ON THE MERGER, THEY WILL NOT KNOW THE MARKET VALUE OF THE OSI COMMON STOCK THEY WILL RECEIVE IN THE MERGER.

     Each share of Cell Pathways common stock will be exchanged for 0.0567 shares of OSI common stock and a contingent value right to receive 0.04 shares of OSI common stock upon completion of the merger regardless of changes in the market value of Cell Pathways common stock or OSI common stock. The contingent value right represents a right to receive a fraction of a share of OSI common stock for each share of Cell Pathways common stock in the event an NDA is accepted for filing by the FDA for either of Cell Pathways' two clinical candidates, Aptosyn(R) (exisulind) or CP461 within five years of consummation of the merger. These exchange ratios are fixed numbers and the Merger Agreement does not contain any provision to adjust these ratios for changes in the market price of either Cell Pathways common stock or OSI common stock. Neither Cell Pathways nor OSI is permitted to terminate the Merger Agreement solely because of changes in the market price of OSI common stock or Cell Pathways common stock. Consequently, the specific dollar value of OSI common stock our stockholders will receive will depend on the market value of OSI common stock at the time of completion of the merger and may decrease from the date that our stockholders vote on the merger. Our stockholders are urged to obtain recent market quotations for OSI common stock and Cell Pathways common stock. Neither OSI nor Cell Pathways can predict or give any assurances as to the market price of OSI common stock at any time before or after the merger. The prices of OSI common stock and Cell Pathways common stock may vary because of factors such as: changes in the business, operating results or prospects of OSI or Cell Pathways; actual or anticipated variations in quarterly results of operations of OSI or Cell Pathways; market assessments of the likelihood that the merger will be completed; the timing of the completion of the merger; announcements or launching of technological innovations or new therapeutic products by others; negative or neutral clinical trial results; developments concerning strategic alliance agreements; negative clinical or safety results from OSI's and/or Cell Pathways' competitors' products; changes in government regulation including pricing controls; delays with the FDA in the approval process for Tarceva(TM) and other clinical candidates; developments in patent or other proprietary rights; public concern as to the safety of OSI's and/or Cell Pathways' products and potential products; future sales of substantial amounts of OSI's common stock by existing stockholders; and comments by securities analysts and general market conditions.

THE CONTINGENT VALUE RIGHTS MAY NOT BE AVAILABLE TO OUR STOCKHOLDERS IF AN NDA FOR APTOSYN(R) OR CP461 IS NOT ACCEPTED FOR FILING BY THE FDA WITHIN FIVE YEARS OF CONSUMMATION OF THE MERGER.

     After the merger, Aptosyn(R) and CP461 will be integrated into OSI's product pipeline and will consequently be subject to the same development considerations and risks that OSI's current potential oncology products face. Aptosyn(R) and CP461 may be found to be ineffective or to cause harmful side effects in the course of their respective clinical trials which could result in a determination to cease development of either or both of such products. Additionally, conducting successful clinical trials often takes a number of years. It is possible that sufficient results from such trials needed for an NDA filing may not be achieved within the five-year term of the contingent value rights.

IF OSI IS NOT SUCCESSFUL IN INTEGRATING AND ASSIMILATING THE CELL PATHWAYS BUSINESS INTO ITS OWN BUSINESS, THEN THE BENEFITS OF THE MERGER WILL NOT BE FULLY REALIZED AND THE MARKET PRICE OF OSI'S COMMON STOCK MAY BE NEGATIVELY AFFECTED.

     OSI and Cell Pathways entered into the Merger Agreement with the expectation that the merger will result in benefits arising out of the combination of the anti-cancer platforms of OSI and Cell Pathways. To realize benefits from the merger, OSI will face the following post-merger challenges: transitioning the clinical trials for Aptosyn(R) and CP461 and continuing development of these clinical candidates; developing new products that utilize the assets and resources acquired from Cell Pathways; and retaining Cell Pathways' strategic partners and suppliers. These challenges, if not successfully met by OSI, could result in possible unanticipated liabilities, unanticipated costs, diversion of management attention and loss of personnel. OSI cannot be certain that it will successfully integrate Cell Pathways' business.

THE ISSUANCE OF OSI COMMON STOCK IN CONNECTION WITH THE MERGER COULD DECREASE THE MARKET PRICE OF OSI COMMON STOCK.

     Based on the number of shares of Cell Pathways common stock outstanding as of March 5, 2003 and assuming no outstanding options or warrants to purchase Cell Pathways common stock are exercised before the merger becomes effective, at the closing of the merger, OSI will issue approximately 2,238,283 shares of OSI common stock to Cell Pathways stockholders in the merger and 39,475,882 contingent value rights. The issuance of the OSI common stock may result in substantial fluctuations in the price of OSI common stock including a stock price decline. The decrease may or may not be the result of the dilutive effect of the additional shares to be issued in connection with the merger. The issuance of these shares could also impair OSI's ability to raise capital through sales of additional common stock.

UNCERTAINTY REGARDING THE MERGER AND THE EFFECTS OF THE MERGER COULD CAUSE EACH COMPANY'S CUSTOMERS OR STRATEGIC PARTNERS TO DELAY OR DEFER DECISIONS.

     OSI's and/or Cell Pathways' customers and strategic partners, in response to the announcement of the merger, may delay or defer decisions, which could increase costs for the business of the relevant company, regardless of whether the merger is ultimately completed.

OSI FACES DIFFERENT MARKET RISKS FROM THOSE FACED BY CELL PATHWAYS AND THESE RISKS MAY CAUSE THE VALUE OF THE SHARES OF OSI COMMON STOCK ISSUED IN CONNECTION WITH THE MERGER TO DECLINE.

     In the merger our stockholders will receive shares of OSI common stock. OSI common stock has experienced fluctuations in price and volume. The business, strategy and financial condition of OSI is different from that of Cell Pathways. OSI's results of operations, as well as the price of OSI common stock, may be affected by various factors different from those affecting Cell Pathways' results of operations and its common stock price. Future events that may not have affected the price of Cell Pathways common stock may cause the price of OSI common stock to decline.

ITEM 2.  PROPERTIES

     CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten-year lease which expires in 2008 and which contains two five-year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since November 4, 1998, the Company's Common Stock has traded on the Nasdaq Stock Market under the symbol CLPA. Prior to November 4, 1998, the Company's Common Stock was not publicly traded. The following table sets forth for the period indicated the high and low sales prices per share of Common Stock as reported by the Nasdaq Stock Market.

2002                                                    HIGH     LOW
----                                                    -----   -----
First Quarter.........................................  $7.23   $3.93
Second Quarter........................................  $4.15   $1.34
Third Quarter.........................................  $1.78   $0.50
Fourth Quarter........................................  $0.73   $0.34

2001                                                    HIGH     LOW
----                                                    -----   -----
First Quarter.........................................  $7.88   $3.28
Second Quarter........................................  $8.74   $3.47
Third Quarter.........................................  $7.15   $3.16
Fourth Quarter........................................  $8.61   $2.68

     As of February 28, 2003, there were 1,302 holders of record of the Common Stock. This does not reflect beneficial stockholders who hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

     The Company has never paid cash dividends on its Common Stock and does not expect to pay cash dividends on its Common Stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------
                                       2002           2001           2000           1999           1998
                                   ------------   ------------   ------------   ------------   ------------
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Product sales..................  $    536,873   $         --   $         --   $         --   $         --
  Marketing services.............       611,264        942,231        329,694             --             --
                                   ------------   ------------   ------------   ------------   ------------
                                      1,148,137        942,231        329,694             --             --
                                   ------------   ------------   ------------   ------------   ------------
Expenses:
  Cost of products sold..........       219,706             --             --             --             --
  Research and development.......    17,145,109     17,765,243     22,257,805     16,254,858     16,052,232
  Selling, general and
    administrative...............     8,704,381      7,756,128      7,246,582      4,849,162      4,253,537
  Litigation settlement and
    expense(a)...................    (6,749,000)     8,492,000             --             --             --
                                   ------------   ------------   ------------   ------------   ------------
                                     19,320,196     34,013,371     29,504,387     21,104,020     20,305,769
                                   ------------   ------------   ------------   ------------   ------------
Operating loss...................   (18,172,058)   (33,071,140)   (29,174,693)   (21,104,020)   (20,305,769)
Interest income, net.............       300,837      1,666,705      2,257,885      1,470,298        960,333
                                   ------------   ------------   ------------   ------------   ------------
Net loss.........................  $(17,871,222)  $(31,404,435)  $(26,916,808)  $(19,633,722)  $(19,345,436)
                                   ============   ============   ============   ============   ============
Basic and diluted net loss per
  common share...................  $      (0.51)  $      (1.01)  $      (0.96)  $      (0.79)  $      (3.04)
                                   ============   ============   ============   ============   ============
Shares used in computing basic
  and diluted net loss per common
  share..........................    34,712,101     31,108,939     28,003,649     24,772,256      6,369,006
                                   ============   ============   ============   ============   ============

                                                                DECEMBER 31,
                                 --------------------------------------------------------------------------
                                     2002            2001            2000           1999           1998
                                 -------------   -------------   ------------   ------------   ------------
CONSOLIDATED BALANCE SHEET
  DATA:
  Cash, cash equivalents and
    short-term investments.....  $  10,920,335   $  27,713,915   $ 49,528,407   $ 32,013,118   $ 37,232,404
  Working capital..............      8,595,950      23,317,839     46,191,753     29,106,239     33,804,194
  Total assets.................     17,469,684      33,621,488     54,081,593     35,278,971     40,232,699
  Long-term debt...............         36,668         242,350        457,800         33,917        159,897
  Total stockholders' equity...  $  11,703,394   $  25,533,641   $ 48,628,910   $ 31,462,742   $ 36,132,118

---------------

(a) See Note 14 to the Company's consolidated financial statements included in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cell Pathways was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Cell Pathways" or the "Company" is used herein to signify the successor and/or the predecessor corporation and their subsidiaries.

OVERVIEW

     Cell Pathways is a development stage pharmaceutical company focused on the research and development of products to treat and prevent cancer, and the future commercialization of such products. Cell Pathways also markets and sells Gelclair(TM) manufactured by Sinclair. The Company has not generated any revenues from the sale of its own products to date, nor is there any assurance of any future product revenues from the development of its products. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, Cell Pathways had planned to continue to finance operations through debt and equity financings, profits from the sale of Gelclair(TM) and corporate alliances. Management believes that Cell Pathways' existing cash and cash equivalents of $10.9 million as of December 31, 2002 will be adequate to sustain operations through the second quarter of 2003, based on projected revenue and expenditures. In February 2003, Cell Pathways entered into the Merger Agreement whereby, if adopted by the Cell Pathways stockholders, Cell Pathways will be acquired by OSI. The merger is subject to approval by the Cell Pathways stockholders and certain other customary conditions. There is no assurance that the merger will be approved by the Cell Pathways stockholders or that other conditions will be satisfied. If the merger should not occur, there is no assurance that additional funding will be available on terms acceptable to the Company, if at all, or that profits will be generated from the sale of Gelclair(TM). The Company will likely be considered to be in the development stage until, if ever, Cell Pathways receives approval for, and generates revenues from, the marketing and selling of one or more of its pharmaceutical drug candidates, or generates significant revenues from its marketing and selling of products made by others, such as Gelclair(TM).

     On November 3, 1998, Cell Pathways completed a financing through the acquisition of Tseng Labs, Inc. (a publicly held company with no continuing operations) in which the Company issued to the Tseng stockholders approximately
5.5 million shares of the Cell Pathways Common Stock and received net proceeds of approximately $26.4 million (See Note 4 to the consolidated financial statements of the Company included in this report). The consolidated financial statements of Cell Pathways included in this report include the accounts of Cell Pathways from inception (August 10, 1990) and the accounts of Tseng after November 3, 1998.

     In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron(R) Agreement") with Aventis to market Nilandron(R) (nilutamide) to urologists in the United States and Puerto Rico for use in patients who suffer from prostate cancer. Cell Pathways began to market and promote Nilandron(R) in September 2000 through the use of a dedicated third party sales force. Under the terms of the Nilandron(R) Agreement, Cell Pathways was responsible for its marketing and promotion expenses and received from Aventis a percentage of the gross margin on Aventis' sales in excess of a pre-established gross margin threshold, if any. The Nilandron(R) Agreement terminated in October 2002. For the year ended December 31, 2002, Cell Pathways recognized revenue under the Nilandron(R) Agreement of $611,264 related to the results of the marketing efforts.

     In January 2002, Cell Pathways entered into a ten-year exclusive distribution agreement (the "Gelclair(TM) Agreement") with Sinclair to promote and distribute Gelclair(TM) in North America (the United States, Canada and Mexico). Gelclair(TM) is an oral gel care formulation for the management and relief of pain associated with inflammation and ulceration of the mouth caused by chemotherapy or radiotherapy treatments and other causes. In June 2002, Cell Pathways began to promote Gelclair(TM) in the oncology market. Cell Pathways purchases Gelclair(TM) from Sinclair and resells to wholesale customers in the United States.

     In October 2002, Cell Pathways signed a three-year agreement with Celgene to co-promote Gelclair(TM) in oncology markets and markets other than the dental market in the United States. Celgene has an oncology field sales force in excess of 90 representatives. Celgene commenced field sales promotional efforts in mid-November 2002. Cell Pathways terminated its own sales force in the fourth quarter of 2002. Celgene will receive a fixed percentage of net sales of Gelclair(TM) in the oncology and other markets.

     In August 2002, Cell Pathways signed a four-year exclusive agreement with Butler to market and, to a limited extent, distribute Gelclair(TM) to the dental market in the United States and, if and when approved for sale, in Canada. Butler is a leading international supplier of oral health care products. Butler commenced its launch of Gelclair(TM) in the dental market in the United States in the fourth quarter of 2002.

     In October 2002, Cell Pathways implemented a restructuring of its work force eliminating 20% of its staff and reducing its efforts in research, discovery and pre-clinical development of earlier-stage compounds, and upon signing the agreement with Celgene to promote Gelclair(TM) in the U.S. oncology market, eliminated its 16 person sales force and terminated its agreement with Aventis to promote Nilandron(R). A further reduction of approximately 15% of the Cell Pathways work-force occurred in late February 2003. Both the work force reductions and elimination of the sales force were for the purpose of decreasing future expenses by approximately $2.6 million annually. If the merger with OSI does not occur, Cell Pathways will need to take appropriate steps to further reduce the workforce, reduce, eliminate or delay research and development programs and reduce overall expenditures until appropriate sources of funding are available, if ever, on terms acceptable to Cell Pathways. As of December 31, 2002, Cell Pathways had a deficit accumulated during the development stage of $141,155,959.

     In January 2003, Cell Pathways received notification from Nasdaq that its stock would be delisted from the Nasdaq National Market because Cell Pathways' stock price fell below the minimum bid requirements and thereby failed to comply with Nasdaq marketplace rules. Cell Pathways appealed the delisting notification and attended a hearing with Nasdaq on February 27, 2003. On March 21, 2003, Cell Pathways was informed that its Common Stock will continue to be listed on the Nasdaq National Market until June 30, 2003 in order to allow consummation of the merger, provided Cell Pathways complies with all of the requirements for continued listing on the Nasdaq National Market with the exception of the minimum bid requirement.

     In February 2003, Cell Pathways entered into the Merger Agreement with OSI whereby OSI would acquire Cell Pathways in a stock-for-stock transaction. Under the terms of the Merger Agreement, Cell Pathways will merge with a subsidiary of OSI and become a wholly-owned subsidiary of OSI. OSI will exchange 0.0567 shares of OSI common stock for each outstanding share of Cell Pathways Common Stock. OSI will also provide additional consideration in the form of a five-year contingent value right through which each outstanding share of Cell Pathways Common Stock will be eligible for an additional 0.04 share of OSI common stock in the event an NDA for either Aptosyn(R) or CP461 is accepted for filing by the FDA. If the Merger Agreement is adopted by the Cell Pathways stockholders and the other conditions are satisfied, it is anticipated that the merger will be closed in the second quarter of 2003.

RESULTS OF OPERATIONS

     Year Ended December 31, 2002 Compared with Year Ended December 31,
2001. Total revenues for the years ended December 31, 2002 and 2001 were $1,148,137 and $942,231, respectively, which represented an increase of $205,906 in 2002 primarily due to the recognition of revenue from sales of Gelclair(TM), offset partially by lower Nilandron(R) revenues in 2002. Product sales of Gelclair(TM) to Cell Pathways' wholesale customers were initiated in the United States in June 2002. Cell Pathways defers the recognition of revenue on product shipments of Gelclair(TM) to wholesale customers until such time that the product is prescribed to the end user. At each reporting period, Cell Pathways monitors shipments from wholesale customers to pharmacies and hospitals, wholesale customer reorder history and prescriptions filled by pharmacies based on prescription data from external, independent sources. When this data indicates a flow of product through the supply chain, which indicates that returns are less likely to occur, product revenue is recognized. For the year ended December 31, 2002, shipments to wholesale customers were $2,029,219, of which $536,873 has been recognized as product revenues with the balance recorded as deferred revenue in the Company's consolidated balance sheet. For the years ended December 31, 2002 and 2001, marketing service revenues from the promotion of Nilandron(R) were $611,264 and $942,231, respectively. In October 2002, the agreement with Aventis related to Cell Pathways' marketing and promotion of Nilandron(R) was terminated which resulted in no revenue related to the Nilandron(R) Agreement in the fourth quarter of 2002.

     Total operating expenses, including cost of products sold, for the years ended December 31, 2002 and 2001 were $19,320,196 and $34,013,371, respectively, a decrease of $14,693,175. The decrease in 2002 resulted primarily from the recognition of a non-cash reduction of litigation settlement expense of $6,749,000 in 2002 as compared to litigation expense of $8,492,000 in 2001, related to Cell Pathways' settlement of the securities class action litigation, which was approved by the court in September 2002. The 2002 adjustment to the litigation expense of $6,749,000, represents the change in the fair value of 1.7 million shares of Cell Pathways Common Stock issued as part of the settlement and previously recorded by Cell Pathways in 2001. Excluding both the litigation settlement expense of $8,492,000 in 2001 and the non-cash reduction of litigation settlement expense of $6,749,000 in 2002, total operating expenses for the years ended December 31, 2002 and

2001 would have been $26,069,196 and $25,521,371, respectively, representing an increase in 2002 of $547,825 or 2.1% from the same period in 2001.

     Cost of products sold, related to the sales of Gelclair(TM), for the year ended December 31, 2002 was $219,706 or 40.9% of product revenues. There was no cost of products sold in 2001 since the Company began selling Gelclair(TM) in June 2002.

     Research and development ("R&D") expenses for the year ended December 31, 2002 were $17,145,109, a decrease of $620,134 or 3.5% from the same period in 2001. This decrease was primarily due to lower pre-clinical study expenses for CP461, as most of the pre-clinical studies related to CP461 were completed in 2001, and a reduction in personnel related expenses including stock option expense for certain scientific advisory board members due to a decline in Cell Pathways' stock price in 2002. Partially offsetting these decreases in R&D expenses was an increase in clinical trial expenses associated with Cell Pathways' Phase III clinical trial of Aptosyn(R) in combination with Taxotere(R) in patients with non-small cell lung cancer and the advancement of CP461 in pilot clinical trials in various cancer indications.

     Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2002 were $8,704,381, an increase of $948,253, or 12.2%, from the same period in 2001. This increase was primarily due to promotion and distribution expenses for Gelclair(TM) and an increase in consulting expenses to assist Cell Pathways in its strategic and financing activities. These increases were partially offset by lower personnel expenses due in part to reductions in staff and the non-payment of bonuses in 2002.

     Interest income, net of interest expense of $63,664, was $300,837 for the year ended December 31, 2002, a decrease of $1,365,868 from the same period of 2001, due to lower average cash balances and lower average interest rates on investments.

     Year Ended December 31, 2001 Compared with Year Ended December 31,
2000. Revenues for the years ended December 31, 2001 and December 31, 2000 related to the Nilandron(R) Agreement were $942,231 and $329,694, respectively. Cell Pathways began promoting Nilandron(R) to urologists in September 2000.

     Total operating expenses for the year ended December 31, 2001, including a litigation charge of $8,492,000, were $34,013,371, an increase of $4,508,984 or 15.3% from the same period in 2000.

     R&D expenses for the year ended December 31, 2001 were $17,765,243, a decrease of $4,492,562 or 20.2% from the same period in 2000. This decrease was primarily due to reductions in 2001 of purchases of research materials for Aptosyn(R) offset partially by increases in clinical development expenses.

     SG&A expenses for the year ended December 31, 2001 were $7,756,128, an increase of $509,546 or 7.0% from the same period in 2000. This increase was primarily due to higher personnel expenses and a full year's marketing expenses for Nilandron(R) in 2001 versus four months of activity for the year ended December 31, 2000 as a result of the launch of Nilandron(R) in September 2000, offset partially by a reduction in pre-commercialization expenses for Aptosyn(R) in 2001.

     In February 2002, Cell Pathways reached an agreement in principle to settle its class action litigation. The December 31, 2001 financial statements include a charge of $8,492,000 for the settlement of this litigation and related expenses. The agreement required Cell Pathways to issue 1.7 million shares of its Common Stock and to pay $2.0 million in cash. In connection with the settlement, Cell Pathways' insurance company agreed to pay $2.0 million to Cell Pathways. The litigation charge recorded in the fourth quarter of 2001 represented the fair value of the 1.7 million shares to be issued and estimated legal costs of $655,000. Until such time as the settlement was approved by the court, Cell Pathways adjusted the value of the 1.7 million shares based on the then current fair value of the shares. Such adjustments resulted in a non-cash reduction in litigation expense in subsequent interim periods and for the year ended December 31, 2002.

     Interest income, net of interest expense of $103,883, for the year ended December 31, 2001, was $1,666,705, a decrease of $591,180 or 26.2% from the same period in 2000, primarily due to lower average cash balances and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Cell Pathways has financed its operations since inception primarily with the net proceeds received from the sale of equity securities, including the transaction with Tseng. Financing activities have generated net proceeds of $151.0 million from inception through December 31, 2002.

     As of December 31, 2002, the Company had cash and cash equivalents of $10,920,335, a decrease of $16,793,580 from the balances of cash, cash equivalents and short-term investments at December 31, 2001. This decrease was primarily the result of cash used to fund operations for the year ended December 31, 2002, $2.4 million in inventory purchases and a $1.0 million payment to Sinclair for the licensing rights to market Gelclair(TM). Partially offsetting the cash used in 2002 was a total of $10.6 million of cash received from a private placement of approximately 2.4 million shares of Cell Pathways' Common Stock and a registered direct offering of approximately 4.0 million shares of Cell Pathways' Common Stock. The Company invests its excess cash primarily in low risk, highly liquid money market funds and U.S. government securities with original maturities of less than three months. As of December 31, 2002, the Company had $468,233 in a restricted cash account pledged for a security deposit under the lease of its Horsham, Pennsylvania facility.

     In September 2002, Cell Pathways sold 4,036,001 shares of its Common Stock in a registered direct offering at the price of $0.70 per share, resulting in the net proceeds of approximately $2.6 million. In addition to a placement fee, the placement agent received warrants to purchase 80,720 shares of the Company's Common Stock at a price of $0.84 per share. The warrants are exercisable until September 2008.

     In March 2002, Cell Pathways sold 2,390,107 shares of its Common Stock in a private placement, primarily to institutional investors, at a price of $3.70 per share, resulting in net proceeds of approximately $8.0 million. With each four shares of Cell Pathways' Common Stock purchased, the Company issued a warrant to purchase one share of Cell Pathways' Common Stock at $4.74 per share. The warrants are exercisable until March 2006.

     During the years ended December 31, 2002, 2001 and 2000, Cell Pathways made loans of $54,000, $256,000 and $632,954, respectively, to two of its officers that were outstanding as of December 31, 2002. The loans, including accrued interest, are repayable five years from the date of issuance. During 2002, Cell Pathways recorded an allowance of $114,742 against one of the officer's loans.

     In 2002, Cell Pathways purchased $231,877 in laboratory, computer and office equipment, office furniture and leasehold improvements for its research laboratories and offices in its Horsham facility.

     Cell Pathways leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten-year lease which expires in 2008 and which contains two, five-year renewal options. Cell Pathways believes its facilities will be adequate for the foreseeable future.

     In March, April and May 2001, eleven stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against Cell Pathways and certain of its officers and directors seeking unspecified damages. The lawsuits alleged that Cell Pathways and its officers made false and misleading statements about Cell Pathways' drug candidate, Aptosyn(R), which caused artificial inflation of Cell Pathways' stock price during the class period of October 27, 1999 to September 22, 2000, when Cell Pathways announced that the FDA had informed Cell Pathways that it would be receiving a "not approvable" letter for its NDA for Aptosyn(R). In February 2002, the parties agreed upon a stipulation of settlement. Pursuant to this stipulation of settlement, and following a preliminary order by the court, Cell Pathways' insurance carrier paid $2.0 million into escrow and Cell Pathways issued 1.7 million shares of Common Stock into escrow. On September 23, 2002, following a hearing, the court entered a final order approving the settlement and dismissing the action at which time the $2.0 million and 1.7 million shares of Common Stock were released from escrow. The time to appeal has expired. As of December 31, 2001, Cell Pathways recorded the fair value of the 1.7 million shares of Cell Pathways' Common Stock of $7,837,000, as an increase to additional paid-in capital and recorded a charge to litigation settlement expense for the then fair value of Cell Pathways' Common Stock. As of September 23, 2002, the fair value of the 1.7 million shares was adjusted to $1,088,000 based on the final fair value of the shares as of September 23, 2002, which resulted in a $6,749,000 total reduction to the litigation settlement expense and a decrease to additional paid-in capital for the year ended December 31, 2002.

     Under the Gelclair(TM) Agreement, in the first quarter ended March 31, 2002, Cell Pathways paid Sinclair $1.0 million for the exclusive right to market and distribute Gelclair(TM) in North America and $2.0 million for inventory purchases. Cell Pathways committed to additional inventory purchases, as amended in October 2002 of $4.7 million and $5.0 million in 2003 and 2004, respectively, and annual marketing expenditures of $750,000, $500,000 and $250,000 for 2003 through 2006, 2007 through 2008 and 2009 through 2011, respectively. In addition, Cell Pathways is obligated to spend $1.3 million annually for direct sales force efforts. Cell Pathways has agreements with Celgene and Butler that satisfy this obligation through 2006. Cell Pathways could be responsible for milestone payments totaling $3.0 million related to the achievement of certain sales, patent and clinical trial milestones.

     In January 2003, Cell Pathways received notification from Nasdaq that its common stock would be delisted from the Nasdaq National Market because its share price fell below the minimum bid requirements and thereby failed to comply with Nasdaq marketplace rules. Cell Pathways appealed the delisting notification and attended a hearing with Nasdaq on February 27, 2003. On March 21, 2003, Cell Pathways was informed that its Common Stock will continue to be listed on the Nasdaq National Market until June 30, 2003 in order to allow consummation of the merger, provided Cell Pathways complies with all of the requirements for continued listing on the Nasdaq National Market with the exception of the minimum bid requirement. If Cell Pathways' common stock is delisted, the liquidity of Cell Pathways' common stock could be impaired, and Cell Pathways' efforts to raise additional capital could be adversely impacted.

     Cell Pathways believes, based on its current operating plan, that its existing cash and cash equivalents balance of $10.9 million as of December 31, 2002, together with interest earned on these balances, will be adequate to sustain operations through the second quarter of 2003. If the merger with OSI does not occur, Cell Pathways would take appropriate steps to further reduce expenses and eliminate or delay research and development programs until appropriate sources of funding are available, if ever, on terms acceptable to Cell Pathways. There is no assurance that the transaction with OSI will be approved by the Cell Pathways stockholders. Should the transaction not be approved by the Cell Pathways stockholders, there is no assurance that additional funding will be available on terms acceptable to Cell Pathways, if at all. These factors raise substantial doubt about Cell Pathways' ability to continue as a going concern. The Cell Pathways consolidated financial statements included in this proxy statement/prospectus do not include any adjustments that might result from the outcome of this uncertainty.

INFLATION

     Cell Pathways does not believe that inflation has had any significant impact on its business to date.

INCOME TAXES

     As of December 31, 2002, Cell Pathways had net operating loss carryforwards, or NOLs, for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, Cell Pathways has other significant deferred tax assets that will also offset future income tax. As Cell Pathways has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and therefore Cell Pathways has recorded a valuation allowance for the entire amount of its net tax asset as of December 31, 2002.

     The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company greater than 50% within a three-year period results in an annual limitation on Cell Pathways' ability to utilize its NOLs from tax periods prior to the ownership change. Cell Pathways believes that the transaction with Tseng triggered such limitation. In addition, the merger of Cell Pathways by OSI would trigger an additional limitation. The annual limitation triggered by the proposed OSI transaction could result in a significant portion of Cell Pathways' NOLs expiring.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires Cell Pathways to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. Cell Pathways also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. Cell Pathways was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on Cell Pathways' financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 is not expected to have a material effect on Cell Pathways' financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Cell Pathways' financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of SFAS No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on Cell Pathways' financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 123 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements of Cell Pathways included in this report.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on Cell Pathways' financial statements.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 3 of the notes to the consolidated financial statements of Cell Pathways included in this report includes a summary of its significant accounting policies and methods used in the preparation of its consolidated financial statements. While the preparation of Cell Pathways' consolidated financial statements requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period, Cell Pathways does not believe its financial statements are significantly affected by complex accounting policies and methods, given its stage of development.

  Revenue Recognition

     Product sales of Gelclair(TM) to Cell Pathways' wholesale customers were initiated in the United States in June 2002. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists", Cell Pathways defers the recognition of revenue on product shipments of Gelclair(TM) to wholesale customers until such time that the product is prescribed to the end user. At each reporting period, Cell Pathways monitors shipments from wholesale customers to pharmacies and hospitals, wholesale customer reorder history and prescriptions filled by pharmacies based on prescription data from external, independent sources. When this data indicates a flow of product through the supply chain, which indicates that returns are less likely to occur, product revenue is recognized.

  Valuation of Long-Lived Assets

     Cell Pathways evaluates its long-lived assets for impairment whenever indicators of impairment exist. Cell Pathways' history of negative operating cash flows are an indicator of impairment. Accounting standards require that if the sum of the future cash flows expected to result from a company's long-lived asset, undiscounted and without interest charges, is less than the reported value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment Cell Pathways would be required to recognize would be calculated by subtracting the fair value of the asset from the reported value of the asset.

     As of December 31, 2002, Cell Pathways' long-lived assets consist of product distribution rights related to Gelclair(TM) with a carrying value of $908,333 and equipment, furniture and leasehold improvements with a carrying value of $785,766. Cell Pathways' assumptions underlying the estimate of cash flows require significant judgment because Cell Pathways has limited experience with product sales of Gelclair(TM) and a history of negative operating cash flows. As of December 31, 2002, Cell Pathways estimates that its future cash flows on an undiscounted basis, related to product sales of Gelclair(TM) are greater than the current carrying value of the product distribution rights. Any decreases in estimated future cash flows could have an impact on the carrying value of the product distribution rights. Cell Pathways' equipment, furniture and leasehold improvements have been recorded at cost and are being amortized on a straight-line basis over the estimated useful lives of those assets. Cell Pathways believes the remaining carrying value of equipment, furniture and leasehold improvements does not exceed its estimated fair value.

  Going Concern Assumption

     Cell Pathways has incurred negative cash flows from operations since inception and, as of December 31, 2002 had a deficit accumulated during the development stage of $141,155,959. Management believes the Company's cash and cash equivalents as of December 31, 2002 of $10,920,335 will be adequate to sustain operations through the second quarter of 2003. These factors raise substantial doubt about Cell Pathways' ability to continue as a going concern. Cell Pathways' consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should Cell Pathways be unable to continue as a going concern, the amounts to be realized from the Company's assets and liabilities that would be incurred could differ from the amounts reported.

COMMITMENTS

     As outlined in Note 14 of the notes to the consolidated financial statements of Cell Pathways included in this Annual Report on Form 10-K, the Company has entered into various contractual obligations and commercial commitments. The following table summarizes these contractual obligations as of December 31, 2002:

                                 LESS THAN      1 TO 3        4 TO 5      AFTER 5
    CONTRACTUAL OBLIGATION         1 YEAR        YEARS        YEARS        YEARS         TOTAL
    ----------------------       ----------   -----------   ----------   ----------   -----------
    Long-term debt.............  $  180,000   $        --   $       --   $       --   $   180,000
    Capital lease
      obligations..............      64,000        38,000           --           --       102,000
    Operating leases...........     972,000     1,973,000    2,075,000      535,000     5,555,000
    Purchase commitments for
      Gelclair(TM).............   4,650,000     5,000,000           --           --     9,650,000
    Marketing commitments for
      Gelclair(TM).............   1,000,000     4,000,000    1,250,000    1,250,000     7,500,000
                                 ----------   -----------   ----------   ----------   -----------
                                 $6,866,000   $11,011,000   $3,325,000   $1,785,000   $22,987,000
                                 ==========   ===========   ==========   ==========   ===========

     In addition to the above purchase commitments for Gelclair(TM), Cell Pathways is obligated to spend $1.3 million annually for direct sales force efforts. This obligation is satisfied by the Company's agreements with Celgene and Butler through 2006. Cell Pathways could also be responsible for milestone payments totalling $3 million related to the achievement of certain sales, patent and clinical trial milestones.

     Under certain circumstances, including if the Company's Board of Directors withdraws, modifies or changes its recommendation to the Cell Pathways stockholders to adopt the Merger Agreement, Cell Pathways will be required to pay to OSI a termination fee of $1,250,000.

OFF-BALANCE SHEET ARRANGEMENTS

     Cell Pathways does not have any off-balance-sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is averse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and, except for investments with the U.S. Government, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, predominantly those of the U.S. Government, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than three months to ensure principal preservation. As of December 31, 2002, the Company was invested only in money market funds, which were classified as cash equivalents in the Company's 2002 financial statements. At December 31, 2001, the Company was invested in U.S. government securities and money market funds, which were classified as short-term investments and cash equivalents, respectively, in the Company's 2001 financial statements. The 2001 investments had principal (or notional) amounts of $24.9 million, which was equal to their fair value, an average interest rate of 2.8% and maturities of less than one year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's financial statements and notes thereto, together with the Report of Independent Auditors and the Report of Independent Public Accountants, appear at pages F-1 through F-29 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 14, 2002, the Board ratified the action of the Audit Committee of the Board to change the Company's independent public accountants from Arthur Andersen LLP ("Andersen") to KPMG LLP ("KPMG"). KPMG has been engaged to serve as the Company's independent public accountants for 2002.

     Andersen's report on the Company's consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended December 31, 2001 and 2000 and through the date of this Form 10-K, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statements disclosure or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the Company's consolidated financial statements for such years. Additionally, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, during these periods.

     The Company provided Andersen with a copy of the foregoing disclosures. Andersen has submitted a letter dated June 17, 2002, to the Securities and Exchange Commission, stating its agreement with such statements.

     During the years ended December 31, 2001 and 2000 and through the date hereof, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     WILLIAM A. BOEGER, 53, has served as a director of the Company since December 1992 and as Chairman of the Board from September 1996 to May 2000. Mr. Boeger is Chief Executive Officer and a director of Chronix Biomedical, Inc. Since 1986 he has been Managing General Partner of Quest Ventures, a venture capital company that he founded. From 1994 to 1999, he served as President and Chief Executive Officer of Calypte Biomedical Corporation; he served as Chairman of the Board of Calypte Biomedical Corporation from 1993 to 1999. From 1980 to 1986, Mr. Boeger was employed by Continental Capital Ventures, a venture capital fund focused on early stage technology companies, where he attained the position of General Partner.

     D. BRUCE BURLINGTON, M.D., 54, has served as director of the Company since February 2002. Dr. Burlington is Senior Vice President for Global Regulatory Affairs and Compliance at Wyeth Pharmaceuticals. From 1981 to 1999, Dr. Burlington held positions with the United States Food and Drug Administration, serving in 1992-93 as Deputy Director (Medical Affairs) of the Center for Drug Evaluation and Research and in 1993-99 as Director of the Center for Devices and Radiological Health. He graduated from the Medical School of Louisiana State University in 1975 and is board certified in internal medicine and infectious diseases. He served as Instructor, Emergency Medicine, University of Colorado Health Sciences Center from 1979 to 1981, Preceptor, Emergency Medicine, Arlington Hospital, Georgetown University from 1982 to 1999, and was on the Board of Directors of the National Patient Safety Foundation from 1998 to 1999.

     THOMAS M. GLENN, PH.D., 62, has served as a director of the Company since November 2002. Since January 1998 Dr. Glenn has been the Managing Partner of TMG Consulting, PC. Prior to joining TMG Consulting, Dr. Glenn has held various senior management positions in pharmaceutical and biopharmaceutical companies including Senior Vice President and Director of Research and a member of the Management Committee for Ciba-Geigy Pharmaceuticals and as Vice President for Pharmaceutical Sciences and a member of the Management Committee at Genentech, Inc. He has also held senior management positions at Biocryst Pharmaceuticals, Cytel Corporation and Faro Pharmaceuticals. Academic positions included Professor and Chairman of Pharmacology at the University of South Alabama College of Medicine and Associate Vice Chancellor for Health University at Duke University Medical Center.

     RIFAT PAMUKCU, M.D., 45, has served as a director of the Company since September 2000, as Executive Vice President since July 2000, as Senior Vice President from 1997 to July 2000 and as Chief Scientific Officer since 1993. Dr. Pamukcu is a co-founder of the Company. Prior to joining the Company full time in 1993, from 1989 to March 1993, he was Assistant Professor of Medicine at the University of Cincinnati and co-chair of the Company's scientific advisory board. He continued as an Adjunct Assistant Professor of Medicine at the University of Cincinnati from 1993 to 1995. He was a postdoctoral fellow from 1986 to 1989 in the Division of Gastroenterology at the University of Chicago. Dr. Pamukcu received a B.A. in Biology from Johns Hopkins University in 1979 and an M.D. degree from the University of Wisconsin School of Medicine in 1983. He has authored over 110 journal article, textbook chapters and scientific abstracts. He is an inventor on over 280 issued or pending patent applications.

     ROBERT J. TOWARNICKI, 51, has served as a director of the Company and Chief Executive Officer since October 1996, as Chairman of the Board since May 2000 and as President of the Company since January 1998. Prior to joining the Company, from 1992 to 1996, he served as President, Chief Operating Officer, a director and most recently as Executive Vice President of Integra LifeSciences Corporation, which is the publicly-held parent firm for a group of biotechnology and medical device companies including Collatech, Inc., ABS LifeSciences Inc., Telios Pharmaceuticals, Inc. and Vitaphore Corporation. From 1991 to 1992, he served as Founder, President and Chief Executive Officer of MediRel, Inc. From 1989 to 1991, he was General Manager of Focus/MRL, Inc., from 1985 to 1989, he was Vice President of Development and Operations for Collagen Corporation, and from 1974 to 1985, he held a variety of operations management positions at Pfizer, Inc. and Merck & Co., Inc. Mr. Towarnicki was a Ph.D. candidate in Pharmaceutical Chemistry at Temple University School of Pharmacy and received his M.S. and B.S. degrees from Villanova University.

     ROBERT E. BELLET, M.D., 60, has served as Senior Vice President, Clinical and Regulatory Affairs, since joining the Company in July 2000. Dr. Bellet came to the Company from Aventis Pharmaceuticals (formerly Rhone-Poulenc Rorer) where he was initially Associate Director, Research and Development, Oncology (Taxotere(R)) and subsequently Director, Medical Affairs, Oncology. Prior to the pharmaceutical industry, Dr. Bellet held a number of full-time academic and clinical research positions in oncology at the Fox Chase Cancer Center and Jefferson Medical College. He is a Fellow of the American College of Clinical Pharmacology and the American College of Physicians. Dr. Bellet is a Board Certified Medical Oncologist and member of the American Association for Cancer Research and the American Society of Clinical Oncology. He has authored 60 journal articles and textbook chapters.

     LLOYD G. GLENN, 47, has served as Vice President, Marketing of the Company since June 1998 and as Vice President, Sales and Marketing since January 2000. Prior to joining the Company, from 1995 to 1998, he served as Vice President of Marketing for Athena Neurosciences, Inc., the Neurological Division of Elan. From 1983 to 1994, he served in a series of sales management positions, ultimately serving as Senior Product Manager for the Pharmaceutical Division of Allergan, Inc. His additional past experience includes positions at Block Drug, from 1982 to 1983, and Airwork, a subsidiary of Purex, Inc. from 1981 to 1982. Mr. Glenn received his B.S. degree in marketing from Brigham Young University.

     BRIAN J. HAYDEN, 51, has served as Vice President, Finance and Chief Financial Officer of the Company since November 1997 and as Treasurer since June 1998. Prior to joining the Company, since 1985, he has served as the senior financial executive in five different life science companies, both public and private. From 1976 to 1985, Mr. Hayden served in senior financial management positions for Hoffmann-La Roche, Inc. From 1973 to 1976 he served on the audit staff of Coopers and Lybrand LLP (now PriceWaterhouseCoopers LLP). Mr. Hayden received a B.B.A. in Accounting from Loyola University of Chicago and completed graduate courses at Seton Hall University.

 SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto and written representations furnished to the Company, the Company believes that, with respect to the Company's most recent fiscal year, all directors and executive officers of the Company filed in timely fashion all reports of beneficial ownership of Common Stock required to be filed by Section 16(a) of the Securities and Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table provides the annual and long-term compensation for the fiscal years ended December 31, 2002, 2001 and 2000 awarded or paid to, or earned by, the Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers") during 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM
                                                                                        COMPENSATION
                                              ANNUAL COMPENSATION                 ------------------------
                                -----------------------------------------------   RESTRICTED   SECURITIES
                                FISCAL                           OTHER ANNUAL       STOCK      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR    SALARY($)   BONUS($)   COMPENSATION($)    AWARD(S)      OPTIONS     COMPENSATION($)
---------------------------     ------   ---------   --------   ---------------   ----------   -----------   ---------------
Robert J. Towarnicki..........   2002     329,040         --            --              --            --             --
  Chairman; Chief Executive      2001     274,200    100,000            --              --       100,000          7,500(1)
  Officer; President             2000     273,000         --            --              --       225,000             --
Rifat Pamukcu, M.D. ..........   2002     247,140         --            --              --            --             --
  Chief Scientific Officer;      2001     205,950     75,000            --              --        75,000             --
  Executive Vice President --    2000     204,750         --            --              --       175,000          7,500(1)
    Research and Development
Robert E. Bellet, M.D.(4).....   2002     229,080         --            --              --            --             --
  Senior Vice President --       2001     190,900     60,916        59,450(2)       74,900(3)     50,000             --
  Clinical and Regulatory        2000      88,545     10,000            --              --       175,000             --
    Affairs
Brian J. Hayden...............   2002     206,655         --            --              --        30,000             --
  Chief Financial Officer;       2001     179,700     53,910            --              --        50,000             --
    Vice
  President -- Finance and       2000     178,500         --            --              --       125,000         11,546(5)
    Treasurer
Lloyd G. Glenn................   2002     199,106         --            --              --            --             --
  Vice President -- Sales and    2001     176,200     35,240            --              --        50,000             --
  Marketing                      2000     175,000     20,000            --              --       150,000             --

---------------

(1) Represents financial planning services.

(2) Represents reimbursement made to Dr. Bellet for income taxes in respect of 10,000 shares of restricted Common Stock awarded to Dr. Bellet and the income taxes in respect of such reimbursement.

(3) Represents, at the fair market value of $7.49/share, the award of 10,000 restricted shares. The value of these shares at December 31, 2001, based on a closing price of $6.96/share on that date, was $69,600. These shares vest upon the earlier of the first FDA approval of any New Drug Application of the Company's drug candidates or five years from the date of grant.

(4) Robert E. Bellet, M.D. began serving as Senior Vice President, Clinical and Regulatory Affairs, in July 2000 at an annual salary of $190,000.

(5) Represents financial planning services and relocation expenses.

EXECUTIVE EMPLOYMENT AND SEVERANCE AGREEMENTS

     In October 1996, the Company entered into an employment agreement with Robert J. Towarnicki providing for initial annual compensation of $175,000 and up to $35,000 as an annual bonus, certain relocation expenses and a severance payment equal to six months of salary.

     In February 1993, the Company entered into an employment agreement with Rifat Pamukcu, M.D. providing for initial annual compensation of $110,000 and up to $30,000 as an annual bonus, certain relocation expenses and a severance payment equal to nine months of salary in the event of involuntary termination or termination by Dr. Pamukcu for good reason.

     In November 1997, the Company entered into an employment agreement with Brian J. Hayden providing for initial annual compensation of $155,000 and up to 20% of base compensation as an annual bonus, an option to purchase 90,785 shares of Common Stock at $4.75 per share subject to a four year vesting schedule and a severance payment equal to six months of salary and twelve months of health care premiums in the event of termination without cause.

     In July 2000, the Company entered into an employment agreement with Robert
E. Bellet, M.D. providing for initial annual compensation of $190,000 and up to 30% of base compensation as an annual bonus, an option to purchase 75,000 shares of Common Stock at $27.297 per share subject to vesting at a rate of 24% on the first anniversary of the grant and 2% of the grant per month thereafter, and a severance payment equal to six months of salary and eighteen months of healthcare premiums in the event of termination without cause.

     In November 2000, the Company entered into an employment agreement with Lloyd G. Glenn providing for initial annual compensation of $175,000 and such annual bonus as may be awarded, and a severance payment equal to six months of salary and eighteen months of health care premiums in the event of termination without cause.

     The Company has entered into Change in Control Agreements with Messrs. Towarnicki, Hayden and Glenn and Drs. Pamukcu and Bellet. These agreements provide that if within two years following a "change in control" of the Company either the executive's employment with the Company is terminated by the Company for any reason other than the executive's death, disability or for "cause," or the executive resigns for "good reason," the Company will make a lump sum severance payment to the executive. The lump sum will be equal to two times (three times in the case of Mr. Towarnicki) base salary, annual bonus and matching contribution under the Company's 401(k) plan (and any supplemental defined contribution plan), plus the after-tax cost of continuing the Company's medical and dental coverage in effect for two years (three years in the case of Mr. Towarnicki). Any stock option or restricted stock which is not already vested and exercisable pursuant to the terms of the applicable plan will become fully vested and exercisable as of the date of the executive's termination and will remain exercisable until the later of the end of the post-termination exercise period provided under the applicable option agreement or one year after executive's termination date, but not longer than the expiration of the option term. Each executive will receive outplacement assistance services for a period of 12 months at a cost not to exceed $10,000.

     Generally, and as more fully defined in the agreements, a "change in control" means any of the following circumstances: (i) the acquisition of beneficial ownership of 20% or more of the Company's voting securities by any person, entity or group (with certain exceptions, including the consent of the Company); (ii) during any two-year period the persons serving as directors of the Company on the date of the agreement, together with replacements or additions subsequently approved by two-thirds of the board, cease to make up at least a majority of the board of directors; (iii) a merger, consolidation or reorganization in which the stockholders of the Company prior to the merger wind up owning less than 50% of the voting power of the surviving corporation or in which a person, entity or group (with certain exceptions, including the consent of the Company) becomes the beneficial owner of 20% or more of the voting power of the surviving corporation; or (iv) the liquidation or dissolution of the Company or disposition of all or substantially all of the assets of the Company. The agreements also provide that if any benefit to the executive would constitute an excess parachute payment within the meaning of Section 280G of the Internal Revenue Code, the Company will make additional payments to place the executive in the same after-tax position (with de minimis exceptions) as if no such excise tax had been imposed.

STOCK OPTION GRANTS

     The Company grants options to its executive officers and employees under its 1997 Equity Incentive Plan (the "Plan"), as amended. As of February 28, 2003, options to purchase a total of 2,987,077 shares of Common Stock were outstanding under the Plan and options to purchase 1,891,354 shares of Common Stock remained available for grant thereunder. The following tables show for the fiscal year ended December 31, 2002 certain information regarding options granted to and held at such dates by the Named Executive Officers.

                             OPTION GRANTS IN 2002

                                                                             POTENTIAL REALIZABLE VALUE AT
                       NUMBER OF     PERCENT OF                                 ASSUMED ANNUAL RATES OF
                       SECURITIES   TOTAL OPTIONS                            STOCK PRICE APPRECIATION FOR
                       UNDERLYING    GRANTED TO     EXERCISE                        OPTION TERM(2)
                        OPTIONS     EMPLOYEES IN      PRICE     EXPIRATION   -----------------------------
NAME                   GRANTED(1)    FISCAL YEAR    ($/SHARE)    DATE(1)            5%             10%
----                   ----------   -------------   ---------   ----------   ----------------   ----------
Robert J.
  Towarnicki.........        --           --          $  --            --        $     --        $     --
Rifat Pamukcu,
  M.D................        --           --             --            --              --              --
Robert E. Bellet,
  M.D................        --           --             --            --              --              --
Brian J. Hayden......    30,000         11.6           6.35     1/10/2012         310,304         494,108
Lloyd G. Glenn.......        --           --             --            --              --              --

---------------

(1) Options granted pursuant to the Plan expire ten years after the date of grant. The options listed in this chart vest at a rate of 100% on the first anniversary; any after-tax funds generated by exercise are required to be applied first to reduce any outstanding indebtedness of the optionee to the Company

(2) The "potential realizable value" is calculated assuming that the fair market value of the Common Stock, on the date of the grant, appreciates at the indicated annual rate compounded annually for the entire term of the option. The 5% and 10% rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future increases in the price of Common Stock.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                             YEAR-END OPTION VALUES

                                                                               VALUE OF UNEXERCISED
                                                             NUMBER OF             IN-THE-MONEY
                                                        UNEXERCISED OPTIONS         OPTIONS AT
                                 SHARES                 AT DECEMBER 31, 2002    DECEMBER 31, 2002
                                ACQUIRED      VALUE         EXERCISABLE/           EXERCISABLE/
NAME                           ON EXERCISE   REALIZED     UNEXERCISABLE(1)       UNEXERCISABLE(2)
----                           -----------   --------   --------------------   --------------------
Robert J. Towarnicki.........       --           --       374,500/170,500          $    --/$--
Rifat Pamukcu, M.D...........       --           --       224,668/130,332               --/ --
Robert E. Bellet, M.D........       --           --       114,500/110,500               --/ --
Brian J. Hayden..............       --           --       187,285/ 88,500               --/ --
Lloyd G. Glenn...............       --           --       154,200/ 95,800               --/ --

---------------

(1) To date, all options have been granted at exercise prices equal to the fair market value per share of Common Stock, as determined by the Board; the closing price of the Common Stock at December 31, 2002 was $0.41 per share.

(2) This value is calculated in accordance with the rules of the Securities and Exchange Commission and does not represent value realized by the optionee.

COMPENSATION OF DIRECTORS

     The Company's non-employee directors are compensated for service on the Board of Directors (the "Board") pursuant to the 1997 Non-Employee Directors' Stock Option Plan (the "Director's Plan"), as amended, discussed below. Commencing in 2002, the non-employee directors also receive meeting attendance fees as follows: $1,500 for each in person Board meeting attended; $750 for each telephone Board meeting attended; and $1,000 for each Board committee membership, provided that such director attends at least 75% of the meetings of such Board committee each year. Directors are reimbursed for certain expenses in connection with attendance at Board and committee meetings. Directors who are employees of the Company do not receive separate compensation for their services as directors.

     The Directors' Plan was adopted by the Board and approved by the Company's stockholders in 1997. In 2002, the Company's stockholders approved an amendment to the Directors' Plan. The Directors' Plan provides for the automatic non-discretionary grant of options to purchase shares of Common Stock to non-employee directors of the Company. The Directors' Plan is administered by the Board unless the Board delegates administration to a committee.

     Under the Directors' Plan, as amended with approval of the stockholders in 2002, each person who is elected for the first time as a non-employee director is automatically granted an option to purchase 50,000 shares of Common Stock (the "Inaugural Grant"). In addition, on the date of each annual stockholder meeting, each non-employee director who has served at least one full year as a director is automatically granted an option to purchase 10,000 shares of Common Stock (the "Anniversary Grant"). As part of the 2002 amendments to the Directors' Plan, each non-employee director who continued to serve beyond the 2002 annual meeting was granted in 2002 a one-time option to purchase 31,843 shares of Common Stock, such amount representing the difference between the prior level of Inaugural Grant (18,157 shares) and the amended level. Options awarded in an Inaugural Grant under the Directors' Plan, including the one-time grant of 31,843 shares, vest in three equal annual installments. Options awarded in an Anniversary Grant vest in full on the first anniversary of the date of the grant. The vesting of options under the Directors' Plan is conditioned on the continued service of the recipient as a director, employee or consultant of the Company or any affiliate of the Company through the respective vesting dates.

     The exercise price of the options granted under the Directors' Plan is equal to the fair market value of the Common Stock on the date of grant. No option granted under the Directors' Plan may be exercised after the expiration of 10 years from the date it was granted or after one year from cessation of service as a director. In the event of certain changes of control, options outstanding under the Directors' Plan will automatically become fully vested and will terminate if not exercised prior to such change of control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No director who served as a member of the Compensation and Stock Option Committee during 2002 is a current or former officer or employee of the Company. The following persons served on the Compensation and Stock Option Committee for at least part of 2002: William A. Boeger, D. Bruce Burlington and Judith A. Hemberger.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(A) AND (B) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 1, 2003 as to each person who owns more than five percent of the outstanding Common Stock, each director, each of the five most highly compensated executive officers during 2002, and all directors and such executive officers as a group. For purposes of calculating beneficial ownership, such persons are deemed to own shares subject to options or warrants that are currently exercisable or will become exercisable within 60 days after March 1, 2003.

                                                            AMOUNT AND NATURE OF
DIRECTOR OR EXECUTIVE OFFICER                               BENEFICIAL OWNERSHIP   PERCENT
-----------------------------                               --------------------   -------
Robert E. Bellet(2).......................................         133,500             *
William A. Boeger(3)......................................          71,173             *
D. Bruce Burlington(4)....................................           8,052             *
Lloyd G. Glenn(5).........................................         168,382             *
Thomas M. Glenn...........................................           7,520             *
Brian J. Hayden(6)........................................         194,285             *
Rifat Pamukcu, M.D.(7)....................................         578,623          1.46%
Robert J. Towarnicki(8)...................................         545,535          1.37%
All executive officers and directors (8 persons)(9).......       1,707,070          4.20%

---------------

 *  Indicates beneficial ownership of less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders, including, in particular, reports filed on Form 13G, Form 4 and Form 5 with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 39,475,882 shares of the Common Stock outstanding as of March 1, 2003, adjusted as required by the rules promulgated by the Securities and Exchange Commission. The address of the directors and executive officers is 702 Electronic Drive, Horsham, PA 19044.

(2) Includes 10,000 shares of restricted stock subject to forfeiture and options to purchase 123,500 shares.

(3) Includes 33,938 shares and options to purchase 27,235 shares owned of record by Mr. Boeger. Also includes 5,940 shares owned of record by Quest Ventures II and 4,060 shares owned of record by Quest Ventures International; Mr. Boeger is a managing general partner of Quest Ventures and may be deemed to share voting and investment power with respect to such shares; Mr. Boeger disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4) Includes options to purchase 6,052 shares.

(5) Includes options to purchase 162,200 shares.

(6) Represents options to purchase 194,285 shares.

(7) Includes options to purchase 233,836 shares.

(8) Includes options to purchase 387,500 shares. Also includes 3,678 shares beneficially owned by Mr. Towarnicki's son, 3,678 shares owned by Mr. Towarnicki's daughter, and 43,750 shares in a limited partnership in which Mr. Towarnicki's son and daughter have a limited interest, with respect to all of which shares Mr. Towarnicki disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(9) Includes options to purchase shares, as well as shares as to which directors and executive officers of the Company disclaim beneficial ownership. See Notes 2 through 8 above.

(C) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                       NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES                            FUTURE ISSUANCE UNDER
                                        TO BE ISSUED UPON       WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                           EXERCISE OF         EXERCISE PRICE OF         PLANS (EXCLUDING
                                       OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                                             WARRANTS         WARRANTS AND RIGHTS           COLUMN (A)
PLAN CATEGORY                                  (A)                    (B)                       (C)
-------------                          --------------------   --------------------   -------------------------
Equity compensation plans approved by
  security holders(1)................       3,608,796                $6.97                   2,640,324
Equity compensation plans not
  approved by security holders(2)....         100,000                $1.00                          --
                                            ---------                -----                   ---------
Total................................       3,708,796                $6.81                   2,640,324
                                            =========                =====                   =========

---------------

(1) Consists of options outstanding under the Company's 1997 Equity Incentive Plan, 1997 Non-Employee Director's Stock Option Plan and Employee Stock Purchase Plan, and options issued by Tseng Labs, Inc. and assumed by the Company. Under the Company's 1997 Equity Incentive Plan, the securities remaining available for future issuance may be issued in connection with future awards of stock options, stock appreciation rights, stock bonuses or rights to receive restricted stock.

(2) Consists of warrants issued pursuant to a consulting agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 2002, none of the Company's directors, executive officers, nominees for election as directors or certain relatives of associates of such persons has been indebted to the Company in an aggregate amount in excess of $60,000 except as follows. The Company made loans for terms of five years to each of Robert J. Towarnicki, Chairman, President and Chief Executive Officer in 2000, 2001 and 2002, and Brian J. Hayden, Vice President, Finance, Chief Financial Officer and Treasurer in 2000, in order that they would not be required to sell shares of Common Stock which had been pledged as collateral to secure indebtedness to third parties and, in the case of Mr. Hayden, for the additional purpose of relocation. The largest aggregate indebtedness during 2002, and the indebtedness as of February 28, 2003, was $500,000 plus interest for a total of $553,462 in the case of Mr. Towarnicki and $442,954 plus interest for a total of $509,397 in the case of Mr. Hayden. The loans are evidenced by promissory notes bearing 6% annual interest; principal and interest of each note are to be paid in a lump sum when that note is due; each borrower has executed a second mortgage on his residential property in favor of the Company to secure his indebtedness. During the second quarter of 2002, the Company made a loan of $166,865, for temporary liquidity purposes, to Rifat Pamukcu, M.D., a director and Executive Vice President and Chief Scientific Officer of the Company. The loan was evidenced by a four-year promissory note and bore interest at 6% annually. The largest aggregate amount of such indebtedness outstanding at any one time was $166,865. Dr. Pamukcu repaid the loan in the second quarter of 2002.

ITEM 14.  CONTROLS AND PROCEDURES

     Evaluation of the Company's Disclosure Controls and Procedures. The Securities and Exchange Commission requires that within 90 days prior to the filing of this Annual Report on Form 10-K, the Chief Executive Officer and the Chief Financial Officer evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934) and report on the effectiveness of the design and operation of the Company's disclosure controls and procedures. Within 90 days prior to the filing of this Annual Report on Form 10-K, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the disclosure controls and procedures. Based upon this evaluation, the Company's

Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included on a timely basis in the reports that the Company files with the Securities and Exchange Commission.

     Changes in Internal Controls. There have been no significant changes to the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS
 1.    LIST OF FINANCIAL STATEMENTS
       See page F-1 of this report, which includes an index to consolidated financial statements.
 2.    LIST OF FINANCIAL STATEMENT SCHEDULES
       None.
 3.    LIST OF EXHIBITS
 3.1 Agreement and Plan of Merger dated as of February 7, 2003 by and among Cell Pathways, Inc., OSI Pharmaceuticals, Inc. and
       CP Merger Corporation (incorporated by reference to Exhibit
       2.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2003).
 3.2   Certificate of Incorporation as amended November 2, 1998
       (incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-K for 1998 filed with the Securities and Exchange Commission (the "1998 10-K")).
 3.3 Amendment to Certificate of Incorporation by way of Certificate of Designation, Preferences and Rights of Series
       A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the 1998 10-K).
 3.4 Amendment to Certificate of Incorporation increasing the number of authorized shares of Common Stock and Preferred
       Stock (incorporated by reference to Exhibit 3.3 to Registrant's Quarterly Report on Form 10-Q filed with the
       Securities and Exchange Commission on August 2, 2000).
 3.5   Bylaws of Cell Pathways, Inc. (incorporated by reference to
       Exhibit 3.2 to the Registrant's Registration Statement on
       Form S-4 (No. 333-59557) filed with the Securities and
       Exchange Commission on July 22, 1998 (the "July 1998 S4")).
 4.1   Reference is made to Exhibits 2.1, 3.1, 3.2, 3.3 and 3.4.
 4.2 Specimen certificate of Registrant (incorporated by reference to Exhibit 4.2 to the July 1998 S-4).
 4.3   Rights Agreement dated as of December 3, 1998 between
       Registrant and Registrar and Transfer Company (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange
       Commission on December 18, 1998).
 4.4 Amendment as of February 7, 2003 to Rights Agreement dated as of December 3, 1998 between Registrant and Registrar and Transfer Company.
 4.5   Form of Warrant issued to J.P. Carey Securities, Inc.,
       September 30, 2002.
 4.6   Form of Warrant issued to CoAlianz LLC, September 30, 2002.
10.1   Lease, dated June 25, 1998, between Cell Pathways, Inc. and
       ARE-702 Electronic Drive, L.P. (incorporated by reference to
       Exhibit 10.2 to the July 1998 S-4).
10.2   Research and License Agreement, dated June 26, 1991, between
       Cell Pathways, Inc. and the University of Arizona, as amended (incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form S-1 (No.
       333-37557), filed October 9, 1997, or amendments thereto
       (the "October 1997 S-1")).
10.3   Distribution Agreement, dated January 22, 2002, between Cell
       Pathways, Inc. and Sinclair Pharmaceuticals Ltd.
       (incorporated by reference to Exhibit 10.4 to Registrant's
       Report on Form 10-K for 2001 filed with the Securities and Exchange Commission (the "2001 10-K"); confidential treatment requested for such exhibit).

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
10.4   1997 Equity Incentive Plan of Cell Pathways, Inc, as amended
       (incorporated by reference to Exhibit 10.6 to Registrant's
       Report on Form 10-K for 2000 filed with the Securities and Exchange Commission (the "2000 10-K")).
10.5 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the 2000 10-K).
10.6 Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 of the 2000 10-K).
10.7   1997 Non-Employee Director Stock Option Plan of Cell
       Pathways, Inc., as amended.
10.8   Form of Stock Option Agreement (incorporated by reference to
       Exhibit 10.6 to the July 1998 S-4).
10.9   1997 Employee Stock Purchase Plan of Cell Pathways, Inc.
       (incorporated by reference to Exhibit 10.28 to the October
       1997 S-1).
10.10 1995 Stock Award Plan of Cell Pathways, Inc. (incorporated by reference to Exhibit 10.6 to the October 1997 S-1).
10.11  Employment Agreement, dated October 12, 1996, between Cell
       Pathways, Inc. and Robert J. Towarnicki (incorporated by reference to Exhibit 10.13 to the October 1997 S-1).
10.12 Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Robert J. Towarnicki
       (incorporated by reference to Exhibit 10.14 to the 2000
       10-K).
10.13  Employment Agreement, dated February 1, 1993, between Cell
       Pathways, Inc. and Rifat Pamukcu (incorporated by reference to Exhibit 10.17 to the October 1997 S-1).
10.14 Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Rifat Pamukcu (incorporated by reference to Exhibit 10.17 to the 2000 10-K).
10.15  Employment Agreement, dated as of July 12 2000, between Cell
       Pathways, Inc. and Robert E. Bellet, M.D. (incorporated by reference to Exhibit 10.19 to the 2000 10-K)
10.16 Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Robert E. Bellet, M.D.
       (incorporated by reference to Exhibit 10.20 to the 2000
       10-K).
10.17  Employment Agreement, dated as of November 6, 1997, between
       Cell Pathways, Inc. and Brian J. Hayden (incorporated by reference to Exhibit 10.21 to the 2000 10-K).
10.18 Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Brian J. Hayden
       (incorporated by reference to Exhibit 10.22 to the 2000
       10-K).
10.19  Employment Agreement, dated as of November 29, 2000, between
       Cell Pathways, Inc. and Lloyd Glenn (incorporated by reference to Exhibit 10.23 to the 2000 10-K).
10.20 Change in Control Agreement, dated as of November 30, 2000, between Cell Pathways, Inc. and Lloyd Glenn (incorporated by reference to Exhibit 10.24 to the 2000 10-K).
10.21  Restricted stock grant, dated December 14, 2001, between
       Cell pathways, Inc. and Robert E. Bellet, M.D. (incorporated by reference to Exhibit 10.24 to the 2001 10-K).
10.22  Non-Qualified Stock Option Agreement, dated January 11,
       2002, between Cell Pathways, Inc. and Brian J. Hayden
       (incorporated by reference to Exhibit 10.25 to the 2001
       10-K).
10.23  Memorandum of Employment, dated January 1, 1993, between
       Cell Pathways, Inc. and Richard H. Troy (incorporated by reference to Exhibit 10.19 to the October 1997 S-1).
16.1   Letters from Arthur Andersen LLP dated June 17 and June 20,
       2002 (incorporated by reference to Exhibit 16 to Reports on Form 8-K filed by the Registrant with the Securities and Exchange Commission in June 2002).
22.1   Subsidiaries.

23.1   Consent of KPMG LLP.
99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    REPORT ON FORM 8-K
       None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CELL PATHWAYS, INC.

                                          By:   /s/ ROBERT J. TOWARNICKI
                                            ------------------------------------
                                            Robert J. Towarnicki
                                            President and Chief Executive
                                              Officer

March 25, 2003

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

                   SIGNATURE                                    TITLE                        DATE
                   ---------                                    -----                        ----

            /s/ ROBERT J. TOWARNICKI              Chairman of the Board of              March 25, 2003
------------------------------------------------  Directors, President and Chief
             (Robert J. Towarnicki)               Executive Officer (Principal
                                                  Executive Officer)

             /s/ WILLIAM A. BOEGER                Director                              March 25, 2003
------------------------------------------------
              (William A. Boeger)

            /s/ D. BRUCE BURLINGTON               Director                              March 25, 2003
------------------------------------------------
             (D. Bruce Burlington)

              /s/ THOMAS M. GLENN                 Director                              March 25, 2003
------------------------------------------------
               (Thomas M. Glenn)

               /s/ RIFAT PAMUKCU                  Director, Executive Vice President    March 25, 2003
------------------------------------------------  and Chief Scientific Officer
                (Rifat Pamukcu)

              /s/ BRIAN J. HAYDEN                 Chief Financial Officer and Vice      March 25, 2003
------------------------------------------------  President, Finance (Principal
               (Brian J. Hayden)                  Financial and Accounting Officer)

                  SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, Robert J. Towarnicki, certify that:

1.   I have reviewed this annual report on Form 10-K of Cell Pathways, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          /s/ ROBERT J. TOWARNICKI
                                          --------------------------------------
                                          Robert J. Towarnicki
                                          Chief Executive Officer

                  SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, Brian J. Hayden, certify that:

1.   I have reviewed this annual report on Form 10-K of Cell Pathways, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          /s/ BRIAN J. HAYDEN
                                          --------------------------------------
                                          Brian J. Hayden
                                          Chief Financial Officer

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              Page
                                                              ----
Independent Auditors' Report................................  F-2
Report of Independent Public Accountants....................  F-3
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................  F-4
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000 and for the period from
  inception (August 10, 1990) to December 31, 2002..........  F-5
Consolidated Statement of Stockholders' Equity (Deficit) and
  Partners' Investment for the period from inception (August
  10, 1990) to December 31, 2002............................  F-6 to F-12
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000 and for the period from
  inception (August 10, 1990) to December 31, 2002..........  F-13
Notes to Consolidated Financial Statements..................  F-14 to F-29

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cell Pathways, Inc.:

     We have audited the accompanying consolidated balance sheet of Cell Pathways, Inc. (a development stage company) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and partners' investment and cash flows for the year then ended, and for the period from August 10, 1990 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Cell Pathways, Inc. and subsidiaries as of December 31, 2001 and for each of the years in the two-year period ended December 31, 2001 and for the period from August 10, 1990 (inception) through December 31, 2002, to the extent related to the period from August 10, 1990 (inception) through December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 25, 2002. Our opinion on the consolidated statements of operations, stockholders' equity (deficit) and partners' investment and cash flows, insofar as it relates to the amounts included for the period from August 10, 1990 (inception) through December 31, 2001, is based solely on the report of the other auditors.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Pathways, Inc. (a development stage company) and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, and for the period from August 10, 1990 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 14, 2003

THE FOLLOWING IS A COPY OF A REPORT ISSUED BY ARTHUR ANDERSEN LLP AND INCLUDED IN THE 2001 FORM 10-K REPORT FILED ON MARCH 22, 2002. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, AND ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO ITS USE IN THIS FORM 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Cell Pathways, Inc.:

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

                                          /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 25, 2002

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2002            2001
                                                              -------------   -------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  10,920,335   $   2,905,767
  Short-term investments....................................             --      24,808,148
  Accounts receivable.......................................        472,012         318,450
  Inventory.................................................      2,140,615              --
  Prepaid expenses and other................................        792,610       1,130,971
  Due from insurance company (Note 14)......................             --       2,000,000
                                                              -------------   -------------
     Total current assets...................................     14,325,572      31,163,336
EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS, net........        785,766         992,856
RESTRICTED CASH.............................................        468,233         463,499
NOTES RECEIVABLE FROM OFFICERS..............................        938,972         944,397
PRODUCT DISTRIBUTION RIGHTS.................................        908,333              --
OTHER ASSETS................................................         42,808          57,400
                                                              -------------   -------------
                                                              $  17,469,684   $  33,621,488
                                                              =============   =============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of note payable...........................  $     180,330   $     277,473
  Current installments of obligation under capital lease....         57,086          40,493
  Accounts payable..........................................        718,023         847,552
  Accrued compensation......................................        198,842         764,843
  Other accrued liabilities.................................      3,082,995       3,272,314
  Deferred revenue..........................................      1,492,346              --
  Accrued litigation settlement and expense.................             --       2,642,822
                                                              -------------   -------------
     Total current liabilities..............................      5,729,622       7,845,497
                                                              -------------   -------------
NOTE PAYABLE................................................             --         180,330
                                                              -------------   -------------
OBLIGATION UNDER CAPITAL LEASE..............................         36,668          62,020
                                                              -------------   -------------
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 10,000,000 shares
  authorized; none issued and outstanding...................             --              --
Common Stock $.01 par value, 150,000,000 shares authorized;
  39,363,698 and 31,148,255 shares issued and outstanding...        393,637         311,482
Additional paid-in capital..................................    152,524,388     148,631,231
Stock subscription receivable from issuance of Common
  Stock.....................................................             --         (50,683)
Deferred compensation.......................................        (58,672)        (73,652)
Deficit accumulated during the development stage............   (141,155,959)   (123,284,737)
                                                              -------------   -------------
     Total stockholders' equity.............................     11,703,394      25,533,641
                                                              -------------   -------------
                                                              $  17,469,684   $  33,621,488
                                                              =============   =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     PERIOD FROM
                                             YEAR ENDED DECEMBER 31,                  INCEPTION
                                    ------------------------------------------   (AUGUST 10, 1990) TO
                                        2002           2001           2000        DECEMBER 31, 2002
                                    ------------   ------------   ------------   --------------------
REVENUES:
  Product sales...................  $    536,873   $         --   $         --      $     536,873
  Marketing services..............       611,264        942,231        329,694          1,883,189
                                    ------------   ------------   ------------      -------------
                                       1,148,137        942,231        329,694          2,420,062
                                    ------------   ------------   ------------      -------------
EXPENSES:
  Cost of products sold...........       219,706             --             --            219,706
  Research and development........    17,145,109     17,765,243     22,257,805        110,551,345
  Selling, general and
     administrative...............     8,704,381      7,756,128      7,246,582         38,382,298
  Litigation settlement and
     expense (Note 14)............    (6,749,000)     8,492,000             --          1,743,000
                                    ------------   ------------   ------------      -------------
                                      19,320,196     34,013,371     29,504,387        150,896,349
                                    ------------   ------------   ------------      -------------
     Operating loss...............   (18,172,059)   (33,071,140)   (29,174,693)      (148,476,287)
INTEREST INCOME, net..............       300,837      1,666,705      2,257,885          7,320,328
                                    ------------   ------------   ------------      -------------
NET LOSS..........................  $(17,871,222)  $(31,404,435)  $(26,916,808)     $(141,115,959)
                                    ============   ============   ============      =============
Basic and diluted net loss per
  Common share....................  $      (0.51)  $      (1.01)  $      (0.96)
                                    ============   ============   ============
Shares used in computing basic and
  diluted net loss per Common
  share...........................    34,712,101     31,108,939     28,003,649
                                    ============   ============   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                                   INVESTMENT
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2002

                                                    REDEEMABLE                 CONVERTIBLE
                                                  PREFERRED STOCK            PREFERRED STOCK                COMMON STOCK
                                  PARTNERS'    ---------------------   ----------------------------   ------------------------
                                 INVESTMENT    SHARES      AMOUNT         SHARES          AMOUNT        SHARES       AMOUNT
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
BALANCE, Inception (August 10,
 1990).........................  $        --        --   $        --              --   $         --           --   $        --
 Partner cash contributions in
   September 1990 for Class A
   Partnership Units...........      406,000        --            --              --             --           --            --
 Partner contribution of
   interest in research grant
   in September 1990 for Class
   A Partnership Units, at
   historical cost.............       48,638        --            --              --             --           --            --
 Net loss......................           --        --            --              --             --           --            --
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
BALANCE, December 31, 1990.....      454,638        --            --              --             --           --            --
 Partner cash contributions in
   March 1991 for Class A
   Partnership Units...........      406,000        --            --              --             --           --            --
 Partner cash contributions in
   December 1991 for Class B
   Partnership Units...........      896,563        --            --              --             --           --            --
 Net loss......................           --        --            --              --             --           --            --
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
BALANCE, December 31, 1991.....    1,757,201        --            --              --             --           --            --
 Partner cash contributions in
   January and April 1992 for
   Class B Partnership Units...       21,812        --            --              --             --           --            --
 Partner cash contributions in
   December 1992 for Class B
   Partnership Units...........      133,300        --            --              --             --           --            --
 Partner cash contributions in
   December 1992 for Class C
   Partnership Units...........    1,540,000        --            --              --             --           --            --
 Partner cash contributions in
   December 1992 for Class D
   Partnership Units...........    1,475,027        --            --              --             --           --            --
 Net loss......................           --        --            --              --             --           --            --
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
BALANCE, December 31, 1992.....    4,927,340        --            --              --             --           --            --
 Partner cash contributions in
   January 1993 to March 1993
   for Class D Partnership
   Units.......................      385,015        --            --              --             --           --            --
 Exchange of interests in the
   Partnership in September
   1993 for 872,000 shares of
   Series A
 Convertible Preferred Stock...  $  (812,000)       --   $        --         872,400   $    812,000           --   $        --

                                                                     STOCK
                                                     STOCK        SUBSCRIPTION
                                                 SUBSCRIPTION      RECEIVABLE                      DEFICIT
                                                  RECEIVABLE          FROM                       ACCUMULATED
                                  ADDITIONAL     FROM ISSUANCE    ISSUANCE OF                    DURING THE
                                   PAID-IN      OF CONVERTIBLE       COMMON        DEFERRED      DEVELOPMENT
                                   CAPITAL      PREFERRED STOCK      STOCK       COMPENSATION       STAGE
                                 ------------   ---------------   ------------   ------------   -------------
BALANCE, Inception (August 10,
 1990).........................  $         --     $        --       $     --       $     --     $          --
 Partner cash contributions in
   September 1990 for Class A
   Partnership Units...........            --              --             --             --                --
 Partner contribution of
   interest in research grant
   in September 1990 for Class
   A Partnership Units, at
   historical cost.............            --              --             --             --                --
 Net loss......................            --              --             --             --          (252,116)
                                 ------------     -----------       --------       --------     -------------
BALANCE, December 31, 1990.....            --              --             --             --          (252,116)
 Partner cash contributions in
   March 1991 for Class A
   Partnership Units...........            --              --             --             --                --
 Partner cash contributions in
   December 1991 for Class B
   Partnership Units...........            --              --             --             --                --
 Net loss......................            --              --             --             --          (738,204)
                                 ------------     -----------       --------       --------     -------------
BALANCE, December 31, 1991.....            --              --             --             --          (990,320)
 Partner cash contributions in
   January and April 1992 for
   Class B Partnership Units...            --              --             --             --                --
 Partner cash contributions in
   December 1992 for Class B
   Partnership Units...........            --              --             --             --                --
 Partner cash contributions in
   December 1992 for Class C
   Partnership Units...........            --              --             --             --                --
 Partner cash contributions in
   December 1992 for Class D
   Partnership Units...........            --              --             --             --                --
 Net loss......................            --              --             --             --        (1,391,531)
                                 ------------     -----------       --------       --------     -------------
BALANCE, December 31, 1992.....            --              --             --             --        (2,381,851)
 Partner cash contributions in
   January 1993 to March 1993
   for Class D Partnership
   Units.......................            --              --             --             --                --
 Exchange of interests in the
   Partnership in September
   1993 for 872,000 shares of
   Series A
 Convertible Preferred Stock...  $         --     $        --       $     --       $     --     $          --

                                  (continued)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                                   INVESTMENT
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2002

                                                    REDEEMABLE                 CONVERTIBLE
                                                  PREFERRED STOCK            PREFERRED STOCK                COMMON STOCK
                                  PARTNERS'    ---------------------   ----------------------------   ------------------------
                                 INVESTMENT    SHARES      AMOUNT         SHARES          AMOUNT        SHARES       AMOUNT
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
Exchange of interests in the
 Partnership in September 1993
 for 848,100 shares of Series B
 Convertible Preferred Stock...  $  (868,000)       --   $        --         848,100   $    868,000           --   $        --
 Exchange of interests in the
   Partnership in September
   1993 for 700,000 shares of
   Series C Convertible
   Preferred Stock.............   (1,540,000)       --            --         700,000      1,540,000           --            --
 Exchange of interests in the
   Partnership in September
   1993 for 616,808 shares of
   Series D Convertible
   Preferred Stock.............   (1,860,042)       --            --         616,808      1,860,042           --            --
 Exchange of interests in the
   Partnership in September
   1993 for 61,250 shares of
   Redeemable Preferred Stock..         (613)   61,250           613              --             --           --            --
 Exchange of interests in the
   Partnership in September
   1993 for 2,279,500 shares of
   Common Stock................     (231,700)       --            --              --             --    2,279,500        22,795
 Net loss......................           --        --            --              --             --           --            --
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
BALANCE, December 31, 1993.....           --    61,250           613       3,037,308      5,080,042    2,279,500        22,795
 Issuance of Common Stock for
   services valued at $0.41 per
   share.......................           --        --            --              --             --       16,667           167
 Issuance of 542,761 shares of
   Series E
 Convertible Preferred Stock
   for cash at $4.10 per
   share.......................           --        --            --         542,761      2,225,320           --            --
 Net loss......................  $                  --   $        --              --   $         --           --   $        --
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------

                                                                     STOCK
                                                     STOCK        SUBSCRIPTION
                                                 SUBSCRIPTION      RECEIVABLE                      DEFICIT
                                                  RECEIVABLE          FROM                       ACCUMULATED
                                  ADDITIONAL     FROM ISSUANCE    ISSUANCE OF                    DURING THE
                                   PAID-IN      OF CONVERTIBLE       COMMON        DEFERRED      DEVELOPMENT
                                   CAPITAL      PREFERRED STOCK      STOCK       COMPENSATION       STAGE
                                 ------------   ---------------   ------------   ------------   -------------
Exchange of interests in the
 Partnership in September 1993
 for 848,100 shares of Series B
 Convertible Preferred Stock...  $         --     $        --       $     --       $     --     $          --
 Exchange of interests in the
   Partnership in September
   1993 for 700,000 shares of
   Series C Convertible
   Preferred Stock.............            --              --             --             --                --
 Exchange of interests in the
   Partnership in September
   1993 for 616,808 shares of
   Series D Convertible
   Preferred Stock.............            --              --             --             --                --
 Exchange of interests in the
   Partnership in September
   1993 for 61,250 shares of
   Redeemable Preferred Stock..            --              --             --             --                --
 Exchange of interests in the
   Partnership in September
   1993 for 2,279,500 shares of
   Common Stock................       208,905              --             --             --                --
 Net loss......................            --              --             --             --        (2,269,099)
                                 ------------     -----------       --------       --------     -------------
BALANCE, December 31, 1993.....       208,905              --             --             --        (4,650,950)
 Issuance of Common Stock for
   services valued at $0.41 per
   share.......................         6,667              --             --             --                --
 Issuance of 542,761 shares of
   Series E
 Convertible Preferred Stock
   for cash at $4.10 per
   share.......................            --         (23,501)            --             --                --
 Net loss......................  $         --     $        --       $     --       $     --     $  (3,110,446)
                                 ------------     -----------       --------       --------     -------------

                                  (continued)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                                   INVESTMENT
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2002

                                                    REDEEMABLE                 CONVERTIBLE
                                                  PREFERRED STOCK            PREFERRED STOCK                COMMON STOCK
                                  PARTNERS'    ---------------------   ----------------------------   ------------------------
                                 INVESTMENT    SHARES      AMOUNT         SHARES          AMOUNT        SHARES       AMOUNT
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
BALANCE, December 31, 1994.....  $        --    61,250   $       613       3,580,069   $  7,305,362    2,296,167   $    22,962
 Issuance of 1,121,800 shares
   of Series E
 Convertible Preferred Stock
   for cash at $3.15 per
   share.......................           --        --            --       1,121,800      3,533,670           --            --
 Issuance of 163,701 shares of
   Series E
 Convertible Preferred Stock to
   effect the price change from
   $4.10 to $3.15..............           --        --            --         163,701             --           --            --
 Conversion of bridge notes
   payable plus interest to
   253,633 shares of Series E
 Convertible Preferred Stock at
   a price of $3.15 per
   share.......................           --        --            --         253,633        800,199           --            --
 Net loss......................           --        --            --              --             --           --            --
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
BALANCE, December 31, 1995.....           --    61,250           613       5,119,203     11,639,231    2,296,167        22,962
 Issuance of 887,661 shares of
   Series E
 Convertible Preferred Stock
   for cash at $3.15 per share,
   net of offering costs of
   $298,313....................           --        --            --         887,661      2,497,819           --            --
 Collection of Series E
   Convertible Preferred Stock
   subscription receivable.....           --        --            --              --             --           --            --
 Issuance of 270,270 shares of
   Series F
 Convertible Preferred Stock
   for cash at $3.70 per
   share.......................           --        --            --         270,270      1,000,000           --            --
 Issuance of 185,000 shares of
   Common Stock in February
   1996 as bonuses to officers
   and employees valued at
   $0.32 per share.............           --        --            --              --             --      185,000         1,850
 Issuance of 14,828 shares of
   Common Stock in May 1996 for
   consulting services, valued
   at $0.32 per share..........           --        --            --              --             --       14,828           148
 Exercise of warrants to
   purchase 148 shares of
   Series E Convertible
   Preferred Stock at $3.15 per
   share.......................  $        --        --   $        --             148   $        466           --   $        --

                                                                     STOCK
                                                     STOCK        SUBSCRIPTION
                                                 SUBSCRIPTION      RECEIVABLE                      DEFICIT
                                                  RECEIVABLE          FROM                       ACCUMULATED
                                  ADDITIONAL     FROM ISSUANCE    ISSUANCE OF                    DURING THE
                                   PAID-IN      OF CONVERTIBLE       COMMON        DEFERRED      DEVELOPMENT
                                   CAPITAL      PREFERRED STOCK      STOCK       COMPENSATION       STAGE
                                 ------------   ---------------   ------------   ------------   -------------
BALANCE, December 31, 1994.....  $    215,572     $   (23,501)      $     --       $     --     $  (7,761,396)
 Issuance of 1,121,800 shares
   of Series E
 Convertible Preferred Stock
   for cash at $3.15 per
   share.......................            --            (125)            --             --                --
 Issuance of 163,701 shares of
   Series E
 Convertible Preferred Stock to
   effect the price change from
   $4.10 to $3.15..............            --              --             --             --                --
 Conversion of bridge notes
   payable plus interest to
   253,633 shares of Series E
 Convertible Preferred Stock at
   a price of $3.15 per
   share.......................            --              --             --             --                --
 Net loss......................            --              --             --             --        (3,190,824)
                                 ------------     -----------       --------       --------     -------------
BALANCE, December 31, 1995.....       215,572         (23,626)            --             --       (10,952,220)
 Issuance of 887,661 shares of
   Series E
 Convertible Preferred Stock
   for cash at $3.15 per share,
   net of offering costs of
   $298,313....................            --              --             --             --                --
 Collection of Series E
   Convertible Preferred Stock
   subscription receivable.....            --          20,505             --             --                --
 Issuance of 270,270 shares of
   Series F
 Convertible Preferred Stock
   for cash at $3.70 per
   share.......................            --              --             --             --                --
 Issuance of 185,000 shares of
   Common Stock in February
   1996 as bonuses to officers
   and employees valued at
   $0.32 per share.............        57,350              --             --             --                --
 Issuance of 14,828 shares of
   Common Stock in May 1996 for
   consulting services, valued
   at $0.32 per share..........         4,596              --             --             --                --
 Exercise of warrants to
   purchase 148 shares of
   Series E Convertible
   Preferred Stock at $3.15 per
   share.......................  $         --     $        --       $     --       $     --     $          --

                                  (continued)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                                   INVESTMENT
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2002

                                                    REDEEMABLE                 CONVERTIBLE
                                                  PREFERRED STOCK            PREFERRED STOCK                COMMON STOCK
                                  PARTNERS'    ---------------------   ----------------------------   ------------------------
                                 INVESTMENT    SHARES      AMOUNT         SHARES          AMOUNT        SHARES       AMOUNT
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
 Exercise of options to
   purchase Common Stock at
   $0.32 per share.............  $        --        --   $        --              --   $         --      222,850   $     2,229
 Net loss......................           --        --            --              --             --           --            --
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
BALANCE, December 31, 1996.....           --    61,250           613       6,277,282     15,137,516    2,718,845        27,189
 Issuance of 4,538,675 shares
   of Series F Convertible
   Preferred Stock for cash at
   $3.70 per share, net of
   offering costs of
   $249,239....................           --        --            --       4,538,675     16,547,859           --            --
 Exercise of warrants to
   purchase 149,462 shares of
   Series E Convertible
   Preferred stock at $3.15 per
   share.......................           --        --            --         149,462        470,805           --            --
 Exercise of warrants to
   purchase 492 shares of
   Series F Convertible
   Preferred stock at $3.70 per
   share.......................           --        --            --             492          1,820           --            --
 Cashless exercise of warrants
   to purchase 2,476 shares of
   Series E Convertible
   Preferred Stock.............           --        --            --           2,476             --           --            --
 Exercise of options by
   employees and directors at
   $0.32 -- $0.50 per share....           --        --            --              --             --      251,250         2,512
 Issuance of Common Stock to
   director at $3.70 per
   share.......................           --        --            --              --             --       10,000           100
 Issuance of Common Stock to
   consultant at $3.70 per
   share.......................           --        --            --              --             --       10,000           100
 Collection of stock
   subscription receivable.....           --        --            --              --             --           --            --
 Provision for redemption of
   Redeemable Preferred Stock..           --        --     1,091,387              --             --           --            --
 Net loss......................  $        --        --   $        --              --   $         --           --   $        --
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------

                                                                     STOCK
                                                     STOCK        SUBSCRIPTION
                                                 SUBSCRIPTION      RECEIVABLE                      DEFICIT
                                                  RECEIVABLE          FROM                       ACCUMULATED
                                  ADDITIONAL     FROM ISSUANCE    ISSUANCE OF                    DURING THE
                                   PAID-IN      OF CONVERTIBLE       COMMON        DEFERRED      DEVELOPMENT
                                   CAPITAL      PREFERRED STOCK      STOCK       COMPENSATION       STAGE
                                 ------------   ---------------   ------------   ------------   -------------
 Exercise of options to
   purchase Common Stock at
   $0.32 per share.............  $     69,084     $        --       $     --       $     --     $          --
 Net loss......................            --              --             --             --        (4,735,204)
                                 ------------     -----------       --------       --------     -------------
BALANCE, December 31, 1996.....       346,602          (3,121)            --             --       (15,687,424)
 Issuance of 4,538,675 shares
   of Series F Convertible
   Preferred Stock for cash at
   $3.70 per share, net of
   offering costs of
   $249,239....................            --              --             --             --                --
 Exercise of warrants to
   purchase 149,462 shares of
   Series E Convertible
   Preferred stock at $3.15 per
   share.......................            --              --             --             --                --
 Exercise of warrants to
   purchase 492 shares of
   Series F Convertible
   Preferred stock at $3.70 per
   share.......................            --              --             --             --                --
 Cashless exercise of warrants
   to purchase 2,476 shares of
   Series E Convertible
   Preferred Stock.............            --              --             --             --                --
 Exercise of options by
   employees and directors at
   $0.32 -- $0.50 per share....       109,462              --             --             --                --
 Issuance of Common Stock to
   director at $3.70 per
   share.......................        36,900              --        (37,000)            --                --
 Issuance of Common Stock to
   consultant at $3.70 per
   share.......................        36,900              --             --             --                --
 Collection of stock
   subscription receivable.....            --           3,121             --             --                --
 Provision for redemption of
   Redeemable Preferred Stock..       (74,000)             --             --             --                --
 Net loss......................  $         --     $        --       $     --       $     --     $ (10,296,912)
                                 ------------     -----------       --------       --------     -------------

                                  (continued)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                                   INVESTMENT
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2002

                                                    REDEEMABLE                 CONVERTIBLE
                                                  PREFERRED STOCK            PREFERRED STOCK                COMMON STOCK
                                  PARTNERS'    ---------------------   ----------------------------   ------------------------
                                 INVESTMENT    SHARES      AMOUNT         SHARES          AMOUNT        SHARES       AMOUNT
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
BALANCE, December 31, 1997.....  $        --    61,250   $ 1,092,000      10,968,387   $ 32,158,000    2,990,095   $    29,901
 Issuance of 4,645,879 shares
   of Series G Convertible
   Preferred Stock at $4.75 per
   Share, net of offering costs
   of $663,921.................           --        --            --       4,645,879     21,404,004           --            --
 Exercise of warrants to
   purchase 65,076 shares of
   Series E Convertible
   Preferred Stock at $3.15 per
   share.......................           --        --            --          65,076        204,987           --            --
 Exercise of options by
   employees at $0.32 -- $8.09
   per share...................           --        --            --              --             --       65,500           655
 Redemption of Redeemable
   Preferred Stock for $546,051
   and 33,052 shares of Common
   Stock.......................           --   (61,250)   (1,092,000)             --             --       33,052           331
 Conversion of Preferred Stock
   to Common Stock triggered by
   the transaction with Tseng
   Labs, Inc. .................           --        --            --     (15,679,342)   (53,766,991)  15,679,342       156,793
 Issuance of Common Stock in
   exchange for the Common
   Stock of Tseng Labs, Inc.,
   net of transaction costs of
   $1,907,354..................           --        --            --              --             --    5,510,772        55,108
 Exercise of Series F warrants
   to purchase 150 shares of
   Common Stock at $3.70 per
   share.......................           --        --            --              --             --          150             2
 Exercise of Series G warrants
   to purchase 615 shares of
   Common Stock at $4.75 per
   share.......................           --        --            --              --             --          615             6
 Non-employee stock option
   expense.....................           --        --            --              --             --           --            --
 Net loss......................  $        --        --   $        --              --   $         --           --   $        --
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------

                                                                     STOCK
                                                     STOCK        SUBSCRIPTION
                                                 SUBSCRIPTION      RECEIVABLE                      DEFICIT
                                                  RECEIVABLE          FROM                       ACCUMULATED
                                  ADDITIONAL     FROM ISSUANCE    ISSUANCE OF                    DURING THE
                                   PAID-IN      OF CONVERTIBLE       COMMON        DEFERRED      DEVELOPMENT
                                   CAPITAL      PREFERRED STOCK      STOCK       COMPENSATION       STAGE
                                 ------------   ---------------   ------------   ------------   -------------
BALANCE, December 31, 1997.....  $    455,864     $        --       $(37,000)      $     --     $ (25,984,336)
 Issuance of 4,645,879 shares
   of Series G Convertible
   Preferred Stock at $4.75 per
   Share, net of offering costs
   of $663,921.................            --              --             --             --                --
 Exercise of warrants to
   purchase 65,076 shares of
   Series E Convertible
   Preferred Stock at $3.15 per
   share.......................            --              --             --             --                --
 Exercise of options by
   employees at $0.32 -- $8.09
   per share...................       262,739              --             --             --                --
 Redemption of Redeemable
   Preferred Stock for $546,051
   and 33,052 shares of Common
   Stock.......................       545,618              --             --             --                --
 Conversion of Preferred Stock
   to Common Stock triggered by
   the transaction with Tseng
   Labs, Inc. .................    53,610,198              --             --             --                --
 Issuance of Common Stock in
   exchange for the Common
   Stock of Tseng Labs, Inc.,
   net of transaction costs of
   $1,907,354..................    26,364,894              --             --             --                --
 Exercise of Series F warrants
   to purchase 150 shares of
   Common Stock at $3.70 per
   share.......................           553              --             --             --                --
 Exercise of Series G warrants
   to purchase 615 shares of
   Common Stock at $4.75 per
   share.......................         2,915              --             --             --                --
 Non-employee stock option
   expense.....................        13,313              --             --             --                --
 Net loss......................  $         --     $        --       $     --       $     --     $ (19,345,436)
                                 ------------     -----------       --------       --------     -------------

                                  (continued)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                                   INVESTMENT
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2002

                                                    REDEEMABLE                 CONVERTIBLE
                                                  PREFERRED STOCK            PREFERRED STOCK                COMMON STOCK
                                  PARTNERS'    ---------------------   ----------------------------   ------------------------
                                 INVESTMENT    SHARES      AMOUNT         SHARES          AMOUNT        SHARES       AMOUNT
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
BALANCE, December 31, 1998.....  $        --        --   $        --              --   $         --   24,279,526   $   242,796
 Exercise of options by
   employees at
   $0.32 -- $8.09..............           --        --            --              --             --       48,061           481
 Exercise of Series F warrants
   to purchase 125,201 shares
   of Common Stock at $3.70 per
   share.......................           --        --            --              --             --      125,201         1,252
 Exercise of Series G warrants
   to purchase 79,378 shares of
   Common Stock at $4.75 per
   share.......................           --        --            --              --             --       79,378           793
 Issuance of 1,555,000 shares
   of Common Stock at $9.00 per
   share, net of offering costs
   of $415,855.................           --        --            --              --             --    1,555,000        15,550
 Issuance of 18,728 shares of
   Common Stock at $6.32 --
   $9.67 under the Employee
   Stock Purchase Plan.........           --        --            --              --             --       18,728           187
 Non-employee stock option
   expense.....................           --        --            --              --             --           --            --
 Net loss......................           --        --            --              --             --           --            --
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
BALANCE, December 31, 1999.....           --        --                            --             --   26,105,894       261,059
 Exercise of options by
   employees at
   $0.32 -- $24.10.............           --        --            --              --             --      324,202         3,242
 Exercise of Common Stock
   warrants to purchase
   1,270,000 shares of Common
   Stock at $6.60 and $14.00
   per share...................           --        --            --              --             --    1,270,000        12,700
 Exercise of Series G warrants
   to purchase 147,800 shares
   of Common Stock at $4.75 per
   share.......................           --        --            --              --             --      147,800         1,478
 Issuance of 3,200,000 shares
   of Common Stock at $7.375
   per share, net of offering
   costs of $478,896...........           --        --            --              --             --    3,200,000        32,000
 Issuance of 25,561 shares of
   Common Stock at $7.92, $9.66
   and $22.10 under the
   Employee Stock Purchase
   Plan........................           --        --            --              --             --       25,561           255
 Non-employee stock option
   expense.....................           --        --            --              --             --           --            --
 Net loss......................  $        --        --   $        --              --   $         --           --   $        --
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------

                                                                     STOCK
                                                     STOCK        SUBSCRIPTION
                                                 SUBSCRIPTION      RECEIVABLE                      DEFICIT
                                                  RECEIVABLE          FROM                       ACCUMULATED
                                  ADDITIONAL     FROM ISSUANCE    ISSUANCE OF                    DURING THE
                                   PAID-IN      OF CONVERTIBLE       COMMON        DEFERRED      DEVELOPMENT
                                   CAPITAL      PREFERRED STOCK      STOCK       COMPENSATION       STAGE
                                 ------------   ---------------   ------------   ------------   -------------
BALANCE, December 31, 1998.....  $ 81,256,094     $        --       $(37,000)      $     --     $ (45,329,772)
 Exercise of options by
   employees at
   $0.32 -- $8.09..............       276,260              --             --             --                --
 Exercise of Series F warrants
   to purchase 125,201 shares
   of Common Stock at $3.70 per
   share.......................       461,992              --             --             --                --
 Exercise of Series G warrants
   to purchase 79,378 shares of
   Common Stock at $4.75 per
   share.......................       376,252              --             --             --                --
 Issuance of 1,555,000 shares
   of Common Stock at $9.00 per
   share, net of offering costs
   of $415,855.................    13,563,595              --             --             --                --
 Issuance of 18,728 shares of
   Common Stock at $6.32 --
   $9.67 under the Employee
   Stock Purchase Plan.........       170,933              --             --             --                --
 Non-employee stock option
   expense.....................        97,051              --             --             --                --
 Net loss......................            --              --             --             --       (19,633,722)
                                 ------------     -----------       --------       --------     -------------
BALANCE, December 31, 1999.....    96,202,177              --        (37,000)            --       (64,963,494)
 Exercise of options by
   employees at
   $0.32 -- $24.10.............     2,013,365              --             --             --                --
 Exercise of Common Stock
   warrants to purchase
   1,270,000 shares of Common
   Stock at $6.60 and $14.00
   per share...................    17,730,300              --             --             --                --
 Exercise of Series G warrants
   to purchase 147,800 shares
   of Common Stock at $4.75 per
   share.......................       700,573              --             --             --                --
 Issuance of 3,200,000 shares
   of Common Stock at $7.375
   per share, net of offering
   costs of $478,896...........    23,089,104              --             --             --                --
 Issuance of 25,561 shares of
   Common Stock at $7.92, $9.66
   and $22.10 under the
   Employee Stock Purchase
   Plan........................       346,396              --             --             --                --
 Non-employee stock option
   expense.....................       153,563              --             --             --                --
 Net loss......................  $         --     $        --       $     --       $     --     $ (26,916,808)
                                 ------------     -----------       --------       --------     -------------

                                  (continued)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND PARTNERS'
                                   INVESTMENT
      FOR THE PERIOD FROM INCEPTION (AUGUST 10, 1990) TO DECEMBER 31, 2002

                                                    REDEEMABLE                 CONVERTIBLE
                                                  PREFERRED STOCK            PREFERRED STOCK                COMMON STOCK
                                  PARTNERS'    ---------------------   ----------------------------   ------------------------
                                 INVESTMENT    SHARES      AMOUNT         SHARES          AMOUNT        SHARES       AMOUNT
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
BALANCE, December 31, 2000.....  $        --        --   $        --              --   $         --   31,073,457   $   310,734
 Exercise of options by
   employees and a director at
   $0.32 -- $4.75..............           --        --            --              --             --       31,979           320
 Restricted stock award to
   officer.....................           --        --            --              --             --       10,000           100
 Amortization of deferred
   compensation................           --        --            --              --             --           --            --
 Issuance of 32,819 shares of
   Common Stock at $5.19 and
   $5.95 under the Employee
   Stock Purchase Plan.........           --        --            --              --             --       32,819           328
 Interest on promissory note
   from director...............           --        --            --              --             --           --            --
 Non-employee stock option
   expense.....................           --        --            --              --             --           --            --
 Settlement of litigation
   through agreement to Issue
   Common Stock (Note 14)......           --        --            --              --             --           --            --
 Net loss......................           --        --                            --             --           --            --
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
BALANCE, December 31, 2001.....           --        --            --              --             --   31,148,255       311,482
 Issuance of 89,335 shares of
   Common Stock at $4.20 and
   $.80 under the Employee
   Stock Purchase Plan.........           --        --            --              --             --       89,335           893
 Issuance of 2,390,107 shares
   of Common Stock at $3.70 per
   share, net of offering costs
   of $840,436.................           --        --            --              --             --    2,390,107        23,901
 Issuance of 4,036,001 shares
   of Common Stock at $.70 per
   share, net of offering costs
   of $265,806.................           --        --            --              --             --    4,036,001        40,361
 Amortization of deferred
   compensation................           --        --            --              --             --           --            --
 Non-employee stock option
   expense.....................           --        --            --              --             --           --            --
 Issuance of warrant to
   purchase 100,000 shares of
   Common Stock to
   consultants.................           --        --            --              --             --           --            --
 Payment by director of
   promissory note.............           --        --            --              --             --           --            --
 Issuance of 1,700,000 shares
   of Common Stock for
   litigation settlement (Note
   14).........................           --        --            --              --             --    1,700,000        17,000
 Net loss......................           --        --            --              --             --           --            --
                                 -----------   -------   -----------   -------------   ------------   ----------   -----------
 BALANCE, December 31, 2002....  $        --        --   $        --              --   $         --   39,363,698   $   393,637
                                 ===========   =======   ===========   =============   ============   ==========   ===========

                                                                     STOCK
                                                     STOCK        SUBSCRIPTION
                                                 SUBSCRIPTION      RECEIVABLE                      DEFICIT
                                                  RECEIVABLE          FROM                       ACCUMULATED
                                  ADDITIONAL     FROM ISSUANCE    ISSUANCE OF                    DURING THE
                                   PAID-IN      OF CONVERTIBLE       COMMON        DEFERRED      DEVELOPMENT
                                   CAPITAL      PREFERRED STOCK      STOCK       COMPENSATION       STAGE
                                 ------------   ---------------   ------------   ------------   -------------
BALANCE, December 31, 2000.....  $140,235,478     $        --       $(37,000)      $     --     $ (91,880,302)
 Exercise of options by
   employees and a director at
   $0.32 -- $4.75..............       106,343              --             --             --                --
 Restricted stock award to
   officer.....................        74,800              --             --        (74,900)               --
 Amortization of deferred
   compensation................            --              --             --          1,248                --
 Issuance of 32,819 shares of
   Common Stock at $5.19 and
   $5.95 under the Employee
   Stock Purchase Plan.........       167,211              --             --             --                --
 Interest on promissory note
   from director...............            --              --        (13,683)            --                --
 Non-employee stock option
   expense.....................       210,399              --             --             --                --
 Settlement of litigation
   through agreement to Issue
   Common Stock (Note 14)......     7,837,000              --             --             --                --
 Net loss......................            --              --             --             --       (31,404,435)
                                 ------------     -----------       --------       --------     -------------
BALANCE, December 31, 2001.....   148,631,231              --        (50,683)       (73,652)     (123,284,737)
 Issuance of 89,335 shares of
   Common Stock at $4.20 and
   $.80 under the Employee
   Stock Purchase Plan.........       144,997              --             --             --                --
 Issuance of 2,390,107 shares
   of Common Stock at $3.70 per
   share, net of offering costs
   of $840,436.................     7,979,059              --             --             --                --
 Issuance of 4,036,001 shares
   of Common Stock at $.70 per
   share, net of offering costs
   of $265,806.................     2,519,034              --             --             --                --
 Amortization of deferred
   compensation................            --              --             --         14,980                --
 Non-employee stock option
   expense.....................       (52,552)             --             --             --                --
 Issuance of warrant to
   purchase 100,000 shares of
   Common Stock to
   consultants.................        68,619              --             --             --                --
 Payment by director of
   promissory note.............            --              --         50,683             --                --
 Issuance of 1,700,000 shares
   of Common Stock for
   litigation settlement (Note
   14).........................    (6,766,000)             --             --             --                --
 Net loss......................            --              --             --             --       (17,871,222)
                                 ------------     -----------       --------       --------     -------------
 BALANCE, December 31, 2002....  $152,524,388     $        --       $     --       $(58,672)    $(141,155,959)
                                 ============     ===========       ========       ========     =============

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         PERIOD FROM
                                                                 YEAR ENDED DECEMBER 31,                  INCEPTION
                                                        ------------------------------------------   (AUGUST 10, 1990) TO
                                                            2002           2001           2000        DECEMBER 31, 2002
                                                        ------------   ------------   ------------   --------------------
OPERATING ACTIVITIES:
  Net loss............................................  $(17,871,222)  $(31,404,435)  $(26,916,808)     $(141,155,959)
Adjustments to reconcile net loss to net cash used in
  operating activities-
  Settlement of litigation through agreement to issue
    Common Stock (Note 14)............................    (6,749,000)     7,837,000             --          1,088,000
  Depreciation expense and amortization...............       574,863        533,148        826,138          2,854,715
  Loss on disposal of assets..........................           503         19,152             --             19,655
  Interest income on notes receivable from officers,
    net...............................................       (55,317)       (46,141)        (9,302)          (110,760)
  Interest on promissory note from director...........          (284)       (13,683)            --            (13,967)
  Amortization of deferred compensation...............        14,980          1,248             --             16,228
  Issuance of Common Stock for services rendered......            --             --             --             48,578
  Issuance of Common Stock options and warrants for
    services rendered.................................        16,067        210,399        153,563            490,393
  Provision for redemption of Redeemable Preferred
    Stock.............................................            --             --             --          1,017,387
  Write-off of deferred offering costs................            --             --             --            469,515
  (Increase) decrease in accounts receivable..........      (153,562)        11,244       (329,694)          (472,012)
  Other...............................................            --             --             --             68,399
  (Increase) decrease in prepaid and other current
    assets............................................       338,361        197,564       (453,102)          (473,984)
  (Increase) decrease in due from insurance company...     2,000,000     (2,000,000)            --                 --
  (Increase) decrease in other assets.................        15,073        335,798       (162,543)           108,440
  Increase in inventory...............................    (2,140,615)            --             --         (2,140,615)
  Increase in deferred revenue........................     1,492,346             --             --          1,492,346
  Increase in reserve for notes receivable from
    officer...........................................       114,742             --             --            114,742
  Increase (decrease) in accounts payable and accrued
    liabilities.......................................      (884,849)       169,959      1,078,698          1,378,869
  Increase (decrease) in accrued litigation
    settlement........................................    (2,642,822)     2,642,822             --                 --
                                                        ------------   ------------   ------------      -------------
    Net cash flows used in operating activities.......   (25,930,736)   (21,505,925)   (25,813,050)      (135,200,030)
                                                        ------------   ------------   ------------      -------------
INVESTING ACTIVITIES:
  Purchase of equipment and leasehold improvements....      (231,877)      (236,188)      (489,770)        (5,876,205)
  Purchase of marketing and distribution rights.......    (1,000,000)            --             --         (1,000,000)
  Sale of leasehold improvements......................            --             --             --          3,000,000
  Increase in notes receivable from officers..........       (54,000)      (256,000)      (632,954)          (942,954)
  Cash paid for deposits..............................            --             --             --            (50,767)
  (Purchase) sale of short-term investments...........    24,808,148    (24,808,148)            --                 --
                                                        ------------   ------------   ------------      -------------
    Net cash flows provided by (used in) investing
      activities......................................    23,522,271    (25,300,336)    (1,122,724)        (4,869,926)
                                                        ------------   ------------   ------------      -------------
FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock, net of
    related offering costs............................    10,562,355             --     23,121,104         47,262,604
  Proceeds from issuance of Common Stock under the
    employee stock purchase plan......................       145,891        167,539        346,651            831,202
  Proceeds from issuance of Convertible Preferred
    Stock, net of related offering costs..............            --             --             --         47,185,046
  Proceeds from the transaction with Tseng Labs,
    Inc...............................................            --             --             --         27,966,372
  Proceeds from exercise of Series E, F, G and Common
    Stock warrants to purchase stock..................            --             --     18,445,051         19,966,894
  Decrease in stockholder receivable..................        50,967             --             --             74,593
  Cash received for Common Stock options exercised....            --        106,663      2,016,607          2,846,691
  Redemption of Redeemable Preferred Stock............            --             --             --           (546,051)
  Proceeds from bridge loan...........................            --             --             --            791,000
  Partner cash contributions..........................            --             --             --          5,312,355
  (Increase) decrease in restricted cash..............        (4,734)       212,717        (36,106)          (468,233)
  Principal payments under capital lease
    obligations.......................................       (53,973)       (61,386)      (141,959)          (412,512)
  Proceeds from borrowings............................            --             --        800,000            950,000
  Repayment of borrowings.............................      (277,473)      (241,912)      (100,285)          (769,670)
                                                        ------------   ------------   ------------      -------------
    Net cash flows provided by financing activities...    10,423,033        183,621     44,451,063        150,990,291
                                                        ------------   ------------   ------------      -------------
Net increase (decrease) in cash and cash
  equivalents.........................................     8,014,568    (46,622,640)    17,515,289         10,920,335
CASH AND CASH EQUIVALENTS, beginning of period........     2,905,767     49,528,407     32,013,118                 --
                                                        ------------   ------------   ------------      -------------
CASH AND CASH EQUIVALENTS, end of period..............  $ 10,920,335   $  2,905,767   $ 49,528,407      $  10,920,335
                                                        ============   ============   ============      =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

1.  ORGANIZATION AND BASIS OF PRESENTATION:

     Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and as of November 3, 1998 successor to, a Delaware corporation of the same name. As the context requires, "Company", is used herein to signify the successor and/or the predecessor corporations (See Note 4).

     The Company is a development stage pharmaceutical company focused on the research and development of products to treat and prevent cancer, and the future commercialization of such products. The Company also markets and sells Gelclair(TM) Concentrated Oral Gel ("Gelclair(TM)") manufactured by Sinclair Pharmaceuticals Ltd. of the United Kingdom ("Sinclair"). The Company has not generated any revenues from the sale of its own products to date, nor is there any assurance of any future product revenues from the development of its products. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company had planned to continue to finance operations through debt and equity financings, profits from the sale of Gelclair(TM) and corporate alliances. The Company will continue to be considered in the development stage until such time, if ever, as it generates significant revenues from one or more of its product candidates. In October 2002, the Company implemented a restructuring of its work force eliminating 20% of its staff and reducing its efforts in research, discovery and pre-clinical development of earlier-stage compounds, and subsequently, upon signing an agreement with Celgene Corporation ("Celgene") to promote Gelclair(TM) in the U.S. oncology market, eliminated its 16 person sales force and subsequently terminated its agreement with Aventis Pharmaceuticals, Inc. ("Aventis") to promote Nilandron(R)(nilutamide). Both the restructuring and elimination of the sales force are expected to decrease expenses in the future.

     On November 3, 1998, the Company completed a financing through the acquisition of Tseng Labs, Inc. ("Tseng") (a publicly held company with no continuing operations) in which the Company issued to Tseng stockholders approximately 5.5 million shares of the Company's Common Stock and received net proceeds of approximately $26.4 million (See Note 4). The accompanying consolidated financial statements include the accounts of the Company from inception (August 10, 1990) and the accounts of Tseng after November 3, 1998.

     In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron(R) Agreement") with Aventis to market Nilandron(R) to urologists in the U. S. and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market and promote Nilandron(R) in September 2000 through the use of a dedicated third party sales force. Under the terms of the Nilandron(R) Agreement, the Company was responsible for its marketing and promotion expenses and received from Aventis a percentage of the gross margin on Aventis' sales in excess of a pre-established gross margin threshold, if any. The Company's agreement with Aventis terminated in October 2002.

     In January 2002, the Company entered into a ten-year exclusive distribution agreement (the "Gelclair(TM) Agreement") with Sinclair to promote and distribute Gelclair(TM) in North America (U.S., Canada and Mexico). Gelclair(TM) is an oral gel care formulation for the management and relief of pain associated with inflammation and ulceration of the mouth caused by chemotherapy or radiotherapy treatments and other causes. In June 2002, the Company began to promote Gelclair(TM) in the oncology market. The Company purchases Gelclair(TM) from Sinclair and resells to wholesale customers in the U.S.

     In August 2002, the Company entered into a four-year marketing agreement with John O. Butler Company ("Butler"). Butler markets Gelclair(TM) to the dental market within the U.S. and will market in Canada if and when Gelclair(TM) is approved for marketing in Canada. In October 2002, the Company entered

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

into a three-year agreement with Celgene for the promotion of Gelclair(TM) in the U.S. oncology or other markets.

     In January 2003, the Company received notification from Nasdaq that the Company's stock would be delisted from the Nasdaq National Market because the Company's stock price fell below the minimum bid requirements and thereby failed to comply with Nasdaq marketplace rules. The Company has appealed the delisting notification and has requested a hearing with Nasdaq which is scheduled for February 2003.

     In February 2003, the Company entered into an agreement and plan of merger with OSI Pharmaceuticals, Inc. ("OSI Pharmaceuticals") whereby OSI Pharmaceuticals would acquire the Company in a stock-for-stock transaction. If approved by the Company's stockholders, OSI Pharmaceuticals will exchange .0567 shares of OSI Pharmaceuticals common stock for every share of Cell Pathways' Common Stock upon closing of the transaction. OSI Pharmaceuticals will also provide additional consideration in the form of a five-year contingent value right ("CVR") through which each share of Cell Pathways' Common Stock held by stockholders of record on the date of the merger closure will be eligible for an additional .040 share of OSI Pharmaceuticals common stock in the event a new drug application for either Aptosyn(R) (exisulind) or CP461 is accepted for filing by the Food and Drug Administration ("FDA") within five years. If approved by the Company's stockholders, it is anticipated that the merger will be closed in the second quarter of 2003.

2.  GOING CONCERN:

     The Company has incurred negative cash flows from operations since inception and, as of December 31, 2002, the Company had a deficit accumulated during the development stage of $141,155,959. Management believes that the Company's existing cash and cash equivalents will be adequate to fund operations through the second quarter of 2003, based on projected revenue and expenditure levels. Should appropriate sources of funding not be available on terms acceptable to the Company, management would take additional actions which could include a further reduction in workforce, a reduction in overall expenditures and the delay or elimination of certain clinical trials and research activities until such time as appropriate sources of funding are available. In February 2003, the Company entered into an agreement and plan of merger with OSI Pharmaceuticals whereby, if approved by the Company's stockholders, the Company would be acquired by OSI Pharmaceuticals. There is no assurance, however, that the transaction with OSI Pharmaceuticals will be approved by the Company's stockholders. Should the transaction not be approved by the Company's stockholders, there is no assurance that additional funding will be available on terms acceptable to the Company, if at all, to enable the Company to continue operations.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

  MANAGEMENT'S USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     For purposes of the statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 2002 and December 31, 2001, approximately $468,000 and $463,000, respectively, of cash and cash equivalents were restricted to secure letters of credit for security deposits on the Company's leases.

  SHORT-TERM INVESTMENTS

     As of December 31, 2001 the Company had approximately $24.8 million in short-term investments invested in U.S. government securities with original maturities greater than three months at two financial institutions. The Company classifies its short-term investments as held-to-maturity which are carried on the accompanying balance sheet at amortized cost. As of December 31, 2001, the fair value of these short-term investments was $24,905,000.

  CUSTOMER CONCENTRATION OF CREDIT RISK

     For the year ended December 31, 2002, five customers accounted for 93% of product revenues. As of December 31, 2002, two wholesale customers represented 92% of accounts receivable due from shipments of Gelclair(TM). Credit risk is controlled through the use of credit limits, credit approvals and periodic credit evaluations of wholesale customers.

  INVENTORY

     Inventory is comprised solely of Gelclair(TM) and is stated at the lower of cost or market, as determined using the first-in, first-out method.

  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

     Equipment, furniture and leasehold improvements are recorded at cost. Depreciation of equipment and furniture is provided on the straight-line method over estimated useful lives of two to five years. Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease.

  PRODUCT DISTRIBUTION RIGHTS

     Product distribution rights represents a $1 million payment made to Sinclair for the exclusive right to market and distribute Gelclair(TM) in North America. The Company amortizes this up-front payment over the ten-year term of the distribution agreement. Amortization expense was $91,667 during the year ended December 31, 2002.

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

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  REVENUE RECOGNITION

     The Company recognized revenue for marketing services under the Nilandron(R) Agreement in the period in which marketing services were performed if Aventis' sales of Nilandron(R) for that period exceeded specified thresholds. The Company's agreement with Aventis terminated in October 2002.

     Product sales of Gelclair(TM) to the Company's wholesale customers were initiated in the U.S. in June 2002. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists", given the limited sales history of Gelclair(TM), the Company, at this time defers the recognition of revenue on product shipments of Gelclair(TM) to wholesale customers until such time the product is prescribed to the end user. At each reporting period, the Company monitors shipments from wholesale customers to pharmacies and hospitals, wholesale customer reorder history and prescriptions filled by pharmacies based on prescription data from external, independent sources. When this data indicates a flow of product through the supply chain, which indicates that returns are less likely to occur, product revenue is recognized. For the year ended December 31, 2002, shipments to wholesale customers were $2,099,277, of which $536,873 has been recognized as product revenues with the balance recorded as deferred revenue in the accompanying balance sheet. In addition, the related cost of the product shipped to wholesale customers that has not been recognized as revenue has been reflected as inventory subject to return (See Note 5).

  RESEARCH AND DEVELOPMENT

     Costs incurred in connection with research and development activities are expensed as incurred.

  SUPPLEMENTAL CASH FLOW INFORMATION

     For the years ended December 31, 2002, 2001 and 2000, the Company paid interest of $63,664, $103,883 and $48,592, respectively, and paid no income taxes. During the year ended December 31, 2002, the Company financed approximately $45,000 of equipment purchases through capital leases.

  STOCK-BASED COMPENSATION

     The Company accounts for stock option grants to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the Company's stock option plans, options are granted at the fair market value on the date of the grant, and therefore no compensation expense is recognized for stock options granted to employees. The Company uses fair value accounting for option grants to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force ("EITF") Issue 96-18, "Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring or in Conjunction With Selling Goods or Services."

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company follows the disclosure provisions of SFAS No. 123. Had compensation cost for option grants to employees been recognized in the consolidated statements of operations under the fair value method as prescribed in SFAS No. 123, the Company's net loss would have increased to the following pro forma amounts:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2002           2001           2000
                                             ------------   ------------   ------------
Net loss:
  As reported..............................  $(17,871,222)  $(31,404,435)  $(26,916,808)
  Add:    Stock-based employee compensation
          included in net loss.............        14,980          1,248             --
  Deduct: Total stock-based employee
          compensation expense determined
          under fair-value based method for
          all awards.......................    (4,277,353)    (4,867,077)    (3,503,529)
                                             ------------   ------------   ------------
Pro forma..................................  $(22,133,595)  $(36,270,264)  $(30,420,337)
                                             ============   ============   ============
Basic and diluted net loss per Common
  Share:
  As reported..............................  $      (0.51)  $      (1.01)  $      (0.96)
                                             ============   ============   ============
  Pro forma................................  $      (0.64)  $      (1.17)  $      (1.09)
                                             ============   ============   ============

  DEFINED CONTRIBUTION PLAN

     The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code which allows for the deferral of up to 15% of eligible employee salaries. Employee contributions are made at the election of the participants on a semi-monthly basis. The Company does not make any contributions towards the plan.

  IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets, which include fixed assets and intangible assets, by determining whether the carrying value of such assets can be recovered through the sum of the undiscounted future operating cash flows and eventual disposition of the asset. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of these assets, generally determined based on the present value of the expected future cash flows associated with the use of the asset. Management believes the future cash flows to be received from long-lived assets will exceed the assets' carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2002 (See Note 2).

  NET INTEREST INCOME (EXPENSE)

     For the years ended December 31, 2002, 2001 and 2000, the Company earned interest income of $364,501, $1,770,588 and $2,306,477, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company incurred interest expense of $63,664, $103,883 and $48,592, respectively.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INCOME TAXES

     The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  BASIC AND DILUTED NET LOSS PER COMMON SHARE

     The Company presents basic and diluted net loss per Common share pursuant to SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted net loss per Common share. "Basic" net loss per Common share equals net loss divided by the weighted average Common shares outstanding during the period. "Diluted" net loss per Common share equals net loss divided by the sum of the weighted average Common shares outstanding during the period plus Common Stock equivalents. The Company's basic and diluted net loss per share amounts are the same since the assumed exercise of stock options and warrants are anti-dilutive due to the Company's losses (See Note 11).

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

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB 9 Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

4.  TRANSACTION WITH TSENG:

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

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVENTORY:

     Inventory, comprised solely of Gelclair(TM), consisted of the following as of December 31, 2002:


Finished goods on hand......................................   $1,632,149
Inventory subject to return.................................      508,466
                                                               ----------
                                                               $2,140,615
                                                               ==========

     Inventory subject to return represents the amount of Gelclair(TM) shipped to wholesale customers which has not been recognized as revenue (See Note 3).

6.  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

     Equipment, furniture and leasehold improvements consisted of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2002          2001
                                                             -----------   -----------
Furniture and fixtures.....................................  $   336,645   $   331,316
Computer equipment and software............................      566,206       527,873
Laboratory equipment.......................................    1,555,084     1,379,704
Leasehold improvements.....................................      236,759       194,727
                                                             -----------   -----------
                                                               2,694,694     2,433,620
Less accumulated depreciation and amortization.............   (1,908,928)   (1,440,764)
                                                             -----------   -----------
                                                             $   785,766   $   992,856
                                                             ===========   ===========

     Depreciation expense was $483,677, $533,148 and $826,138 for 2002, 2001, and 2000 respectively.

7.  NOTES RECEIVABLE FROM OFFICERS:

     During the years ended December 31, 2002, 2001 and 2000, the Company made loans of $54,000, $256,000 and $632,954, respectively, to two of its officers that were outstanding as of December 31, 2002. The loans are evidenced by promissory notes which bear interest at a rate of 6% annually; principal and interest are repayable five years from date of issuance. The loans, including accrued interest, are secured by subordinate mortgages on real property and are reviewed periodically to assess their realizable value. During 2002, the Company recorded an allowance of $114,742 against one of the officer's loans. The officer loans and accrued interest of $110,760 as of December 31, 2002, are presented net of the allowance on the accompanying consolidated balance sheet.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  OTHER ACCRUED LIABILITIES:

     Other accrued liabilities consisted of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Accrued research materials..................................  $       --   $  170,000
Accrued consultant fees.....................................     220,619      278,727
Accrued research expenses...................................   1,419,759      967,713
Accrued sales contract and taxes............................      59,954      399,095
Accrued insurance...........................................      80,000      365,444
Customer deposit............................................     350,000           --
Other.......................................................     952,663    1,091,335
                                                              ----------   ----------
                                                              $3,082,995   $3,272,314
                                                              ==========   ==========

9.  STOCKHOLDERS' EQUITY:

     In September 2002, the Company sold 4,036,001 shares of Common Stock in a registered direct offering at the price of $0.70 per share, resulting in net proceeds of approximately $2.6 million. In addition to a placement fee, the placement agent received warrants to purchase 80,720 shares of Common Stock at a price of $0.84. The warrants are exercisable until September 2008.

     In March 2002, the Company sold 2,390,107 shares of Common Stock in a private placement, mainly to institutional investors, at a price of $3.70 per share, resulting in net proceeds of approximately $8.0 million. With each four shares of Common Stock purchased, the Company issued a warrant to purchase one share of the Company's Common Stock at $4.74 per share. The warrants are exercisable until March 2006.

     In November 2000, the Company sold 3,200,000 shares of Common Stock in a private placement, mainly to institutional investors at a price of $7.375 per share, resulting in net proceeds of approximately $23,116,000. With each share of Common Stock purchased, the Company issued a warrant to purchase one and thirty five one-hundredths (1.35) shares of the Company's Common Stock at $12.00 per share. The warrants expired on June 30, 2002. The Company paid one of the placement agents a fee of $413,800 and another placement agent 73,750 warrants, which expired on June 30, 2002, to purchase shares of Common Stock at an exercise price of $12.00 per share, as a fee.

     In connection with the settlement of litigation, the Company issued 1.7 million shares of Common Stock in 2002 (Note 14).

10.  STOCKHOLDERS' RIGHTS PLAN:

     On December 3, 1998, the Company's Board of Directors authorized the adoption of a stockholders' rights plan. Under the plan, rights to purchase stock, at a rate of one right for each share of Common Stock held, were distributed to holders of record on December 15, 1998 and automatically attach to shares issued thereafter. Under the plan, the rights attach to the Common Stock and are not represented by separate rights certificates until, and generally become exercisable only after, a person or group (i) acquires 15% or more of the Company's outstanding Common Stock or (ii) commences a tender offer that would result in such a person or group owning 15% or more of the Company's Common Stock. When the rights first become exercisable, a holder will be entitled to buy from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a purchase price of $90. However, if any person acquires 15% or more of the Company's Common Stock other than pursuant to a qualified offer,

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

each right not owned by a 15% or more stockholder would become exercisable for Common Stock of the Company (or in certain circumstances, other consideration) having a market value equal to twice the exercise price of the right. The rights expire on December 14, 2008, except as otherwise provided in the plan. The stockholder rights plan was amended in February 2003 to make it inapplicable to OSI Pharmaceuticals in connection with the proposed merger.

11.  STOCK OPTIONS, WARRANTS AND PURCHASE PLAN:

  STOCK OPTIONS

     The Company's 1993 Stock Option Plan, which was amended in 1997 and renamed the 1997 Equity Incentive Plan (the "Plan") and subsequently amended in 2000, authorizes the Company to grant to eligible employees, directors and consultants Common Stock, stock appreciation rights, or options to purchase shares of Common Stock, not to exceed 5.6 million shares in the aggregate, including all grants since inception of the Plan in 1993. As of December 31, 2002, 1,884,256 shares of Common Stock remained eligible for future grants under the Plan. The Board of Directors sets the rate at which the options become exercisable and determines when the options expire, subject to the limitations described below. Options granted through June 1999 may, to the extent vested, be exercised up to ten years following the date of grant. Options granted after June 1999 may, to the extent vested, be exercised up to the earlier of ten years from the date of grant or 90 days after termination of services. All options held by persons continuing in the employ of the Company will generally become exercisable in the event the Company is sold or has other significant changes in ownership. Generally, options to employees vest ratably over a four-year or 50-month period. Options granted under the Plan through July 1997 may be immediately exercisable, but any unvested shares exercised are held by the Company and are subject to reacquisition by the Company should employment terminate prior to completion of applicable vesting periods.

     In October 1997, the Board of Directors adopted and the stockholders approved the 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), which was amended and approved by the Company's stockholders in May 2002. The Directors' Plan, as amended, increased the shares authorized to 903,925 shares of Common Stock, increased the automatic non-discretionary inaugural grant of options to new non-employee directors to 50,000 shares (the "Inaugural Grant"), increased the automatic non-discretionary anniversary grant of options to continuing non-employee directors to 10,000 shares (the "Anniversary Grant") and provided a one-time grant of options, vesting over three years, for 31,843 shares to each current non-employee director who continued in service beyond the 2002 annual stockholder meeting. The Company granted options to purchase 27,235 shares of Common Stock at the inception of the Directors' Plan in October 1997. Options subject to an Inaugural Grant under the Directors' Plan will vest in three equal, annual installments commencing on the first anniversary of the date of the grant of the option. Options subject to an Anniversary Grant under the Directors' Plan will vest in full on the first anniversary of the grant date of the option. In addition, certain grants made at the inception of the Directors' Plan vested on March 31, 1998. The vesting of all options under the Directors' Plan is conditioned on the continued service of the recipient as a director, employee or consultant of the Company or any affiliate of the Company. As of December 31, 2002, 514,985 shares of Common Stock remained eligible for future option grants under the Directors' Plan.

     Outstanding options held by directors, officers and employees of the Company that are unvested as of the date of stockholder approval of the acquisition of the Company by OSI Pharmaceuticals will become immediately vested and exercisable upon such stockholder approval. Options that are not exercised will terminate in accordance with the terms of the Company's option plans.

     The Company accounts for stock options granted to employees in accordance with the intrinsic value method provided for under APB Opinion No. 25. Under the Plan, options may be granted at the fair market value on the date of the grant and therefore no compensation expense is, or has been, recognized in respect of

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

stock options awarded to employees. In accordance with the provisions of SFAS No. 123, the Company discloses fair value compensation cost in respect of employee stock options using the Black-Scholes option pricing model (See Note
3).

     The weighted average fair value of the stock options granted during 2002, 2001 and 2000 was $1.61, $5.02 and $10.01, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                             2002      2001      2000
                                                            -------   -------   -------
Risk-free interest rate...................................    2.93%     4.31%     5.22%
Expected dividend yield...................................       0%        0%        0%
Expected life.............................................  6 years   6 years   6 years
Expected volatility.......................................      75%       75%      195%

     Information relative to the Company's stock options under all plans is as follows:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                 EXERCISE PRICE              EXERCISE PRICE     PROCEEDS
                                   OPTIONS        (PER SHARE)                 (PER SHARE)     UPON EXERCISE
                                  ---------   --------------------           --------------   -------------
Balance as of December 31,
  1999..........................  1,893,667     $0.32 --  24.10                  $ 6.03        $11,416,993
  Granted.......................  1,919,682      5.45 --  49.88                   10.26         19,700,719
  Exercised.....................   (324,202)     0.32 --  24.10                    6.24         (2,021,610)
  Forfeited.....................    (56,501)     4.13 --  25.94                   10.54           (595,571)
                                  ---------      --------------                                -----------
Balance as of December 31,
  2000..........................  3,432,646      0.32 --  49.88                    8.30         28,500,531
  Granted.......................    807,695      3.29 --   8.16                    7.16          5,783,877
  Exercised.....................    (31,979)     0.32 --   4.75                    3.34           (106,663)
  Forfeited.....................   (385,462)     0.32 --  36.25                   10.65         (4,105,264)
                                  ---------      --------------                                -----------
Balance as of December 31,
  2001..........................  3,822,900      0.32 -- $49.88                    7.87         30,072,481
  Granted.......................    588,582      0.46 --   6.91                    2.41          1,419,270
  Exercised.....................         --                  --                      --                 --
  Forfeited.....................   (887,686)     0.99 --  38.38                    7.19         (6,382,814)
                                  ---------      --------------                                -----------
Balance as of December 31,
  2002..........................  3,523,796     $0.32 -- $49.88                  $ 7.13        $25,108,937
                                  =========      ==============                                ===========

     The weighted average remaining contractual life of all options outstanding at December 31, 2002 is 7.0 years.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about the Company's stock options outstanding and exercisable at December 31, 2002:

                              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                 ---------------------------------------------   -----------------------------
                    NUMBER OF        WEIGHTED       WEIGHTED                        WEIGHTED
                     OPTIONS          AVERAGE        AVERAGE         NUMBER          AVERAGE
   RANGE OF        OUTSTANDING       REMAINING      EXERCISE       EXERCISABLE      EXERCISE
   EXERCISE      AT DECEMBER 31,    CONTRACTUAL       PRICE      AT DECEMBER 31,      PRICE
    PRICES            2002         LIFE IN YEARS   (PER SHARE)        2002         (PER SHARE)
---------------  ---------------   -------------   -----------   ---------------   -----------
$ 0.32 -- $ 2.00      499,707           7.8          $ 1.45           148,125        $ 0.69
  3.29 --   3.90      299,454           4.3            3.71           294,404          3.71
  4.15 --   5.45    1,053,288           7.6            5.35           608,713          5.31
  6.22 --   6.91      638,853           5.6            6.57           593,973          6.59
  7.49 --   9.03      602,472           8.2            7.68           234,854          7.90
  9.25 --  12.13      243,261           7.0           11.87           183,911         11.85
 24.69 --  31.75      133,261           6.8           25.96            95,181         25.43
$36.25 -- $49.88       53,500           7.2           46.44            35,840         46.59
                    ---------                                       ---------
                    3,523,796                        $ 7.13         2,195,001        $ 7.50
                    =========                                       =========

     In accordance with the terms of the Plan, in December 2001 one of the Company's officers was granted 10,000 shares of restricted Common Stock. Under the terms of the restricted stock agreement, the shares of restricted Common Stock do not vest until the earlier of FDA approval of one of the Company's drug candidates or five years from the date of grant. The Company has recorded the fair value of the restricted Common Stock as deferred compensation in the stockholders' equity section of the consolidated balance sheet which is being amortized over the five year vesting period of the award. The Company recognized compensation expense of $14,980 and $1,248 in its consolidated statements of operations for the year ended December 31, 2002 and 2001, respectively, related to amortization of this restricted stock grant.

  EMPLOYEE STOCK PURCHASE PLAN

     In October 1997, the Board of Directors adopted and the stockholders approved the Employee Stock Purchase Plan (the "ESPP") covering an aggregate of 544,710 shares of Common Stock. Under the ESPP, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the ESPP. The offering period for any offering will be no longer than 27 months.

     Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the ESPP and applied, on specified dates determined by the Board of Directors, to the purchase of shares of Common Stock. The price of Common Stock purchased under the ESPP will be not less than 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. The ESPP will terminate at the Board of Directors' direction. As of December 31, 2002, the Company has issued 166,443 shares under the ESPP.

  WARRANTS

     In September 2002, the Company, in conjunction with a registered direct offering of Common Stock, issued warrants to purchase 80,720 shares of Common Stock at an exercise price of $0.84, which expire in September 2008. Also, in September 2002, the Company issued, pursuant to a consulting agreement, warrants

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to purchase 100,000 shares of Common Stock at an exercise price of $1.00, which expire in September 2007. The estimated fair value of the warrant, estimated using the Black-Scholes option pricing model, of $68,619 was recorded as expense in the accompanying 2002 consolidated statement of operations. As of December 31, 2002, both of the warrants issued in September 2002 were still outstanding. In March 2002, in conjunction with the private placement of Common Stock, the Company issued warrants, expiring in March 2006, to purchase 597,529 shares of Common Stock at an exercise price of $4.74 per share. As of December 31, 2002, these warrants were still outstanding.

12.  DEBT:

     During 2000, the Company financed certain fixed asset purchases with a note payable of $800,000, secured by certain laboratory and office equipment. The note bears interest at 13.8% and is repayable in monthly payments of principal and interest of $26,959 over 36 months, through July 2003. As of December 31, 2002, remaining principal payments to be made in 2003 were $180,330.

13.  INCOME TAXES:

     As of December 31, 2002, the Company had approximately $83 million of net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOLs are subject to examination by the tax authorities and expire between 2008 and 2020.

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

     The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOLs from tax periods prior to the ownership change. The Company believes that the transaction with Tseng (See Note 3) triggered such limitation. In addition, the proposed acquisition of the Company by OSI Pharmaceuticals (see Note 1) would trigger an additional limitation. The annual limitation triggered by the proposed OSI Pharmaceuticals transaction could result in a significant portion of the Company's NOLs expiring.

     The components of the net deferred income tax asset were as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2002           2001
                                                           ------------   ------------
Gross deferred tax asset:
Net operating loss carryforwards.........................  $ 32,167,000   $ 32,978,000
Capitalized research and development expenditures........     6,193,000      1,752,000
Capitalized start-up costs...............................    17,451,000     10,913,000
Litigation settlement and expense........................            --      2,665,000
Accruals not currently deductible........................       476,000        560,000
Other....................................................     3,433,000      2,961,000
                                                           ------------   ------------
                                                             59,720,000     51,829,000
Less valuation allowance.................................   (59,720,000)   (51,829,000)
                                                           ------------   ------------
                                                           $         --   $         --
                                                           ============   ============

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has not yet achieved profitable operations. Accordingly, management believes the deferred tax assets as of December 31, 2002 do not satisfy the realization criteria set forth in SFAS No. 109 and, therefore, the Company has recorded a full valuation allowance for the entire net tax asset.

14.  COMMITMENTS AND CONTINGENCIES:

  LEASES

     In June 1998, the Company entered into a ten-year lease for office and laboratory space in Horsham, Pennsylvania. This lease contains two five-year renewal terms.

     In May 2001, the Company also entered into a 36-month capital lease agreement to lease equipment to be used in the research and development activities of the Company. The equipment acquired under the lease at a cost of $125,681, less accumulated amortization of $66,332, is included in equipment in the accompanying consolidated balance sheets as of December 31, 2002. The interest rate on this capital lease is 8.2%.

     In January 2002, the Company entered into a 36-month capital lease agreement to lease equipment to be used in the research and development activities of the Company. The equipment acquired under the lease at a cost of $45,201, less accumulated amortization of $6,782, is included in equipment in the accompanying consolidated balance sheets as of December 31, 2002. The interest rate on this capital lease is 11.0%.

     Aggregate minimum annual payments under the Company's lease commitments are as follows as of December 31, 2002:

                                                              CAPITAL   OPERATING
                                                              LEASES      LEASES
                                                              -------   ----------
2003........................................................  $63,385   $  972,000
2004........................................................   34,418      978,000
2005........................................................    3,997      995,100
2006........................................................       --    1,022,400
2007........................................................       --    1,053,000
Thereafter..................................................       --      534,300
                                                              -------   ----------
Total minimum lease payments................................  101,800   $5,554,800
                                                                        ==========
Less: Interest..............................................   (8,046)
                                                              -------
Present value of net minimum lease payments.................  $93,754
                                                              =======

     Rental expense under the operating leases and other month-to-month leases entered into by the Company totaled $975,270, $1,051,191 and $1,118,166 for the years ended December 31, 2002, 2001 and 2000, respectively.

  CONTRACTS

     In January 2002, the Company entered into a ten-year exclusive distribution agreement with Sinclair to promote and distribute Gelclair(TM) in North America. In June 2002, the Company began to promote Gelclair(TM) in the U.S. oncology market. Under the Gelclair(TM) Agreement, the Company paid Sinclair $1 million for the exclusive right to market and distribute Gelclair(TM) in North America, which amount has been capitalized and is being amortized over the ten-year term of the Gelclair(TM) Agreement. The Company is committed to additional inventory purchases of $4.7 million and $5.0 million in 2003 and 2004, respectively, and annual marketing expenditures of $750,000, $500,000 and $250,000 for 2003 through 2006, 2007 through 2008 and 2009 through 2011, respectively. In addition, the Company is obligated to spend $1.3 million annually for

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

direct sales force efforts. As described below, the Company has agreements with Celgene and Butler that satisfy this obligation through 2006. The Company could be responsible for milestone payments totaling $3 million related to the achievement of certain sales, patent and clinical trial milestones. The Company purchases Gelclair(TM) from Sinclair and resells to wholesale customers in the United States.

     In August 2002, the Company entered into a four-year marketing agreement with Butler to market, and to a limited extent, distribute Gelclair(TM). Butler will receive a marketing fee based on the amount of product sold in the dental market.

     In October 2002, the Company entered into a three-year agreement with Celgene for the promotion of Gelclair(TM) in the U.S. oncology market. The Company is committed to annual marketing expenditures of $1 million, $2 million and $2 million for 2003, 2004 and 2005, respectively. These marketing expenditures satisfy the Company's marketing obligations under the Gelclair(TM) Agreement described above. Celgene will receive a marketing fee based on a fixed percent of net sales of Gelclair(TM) in the oncology market.

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

  PROPOSED MERGER WITH OSI PHARMACEUTICALS

     If the Company's Board of Directors withdraws, modifies or changes its recommendation to the Company's stockholders to approve the proposed merger, the Company will owe a termination fee of $1,250,000 to OSI Pharmaceuticals.

  LITIGATION

     In March, April and May of 2001, eleven stockholder class actions were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers and directors seeking unspecified damages. The lawsuits alleged that the Company and its officers made false and misleading statements about the Company's drug candidate, Aptosyn(R), which caused artificial inflation of the Company's stock price during the class period of October 27, 1999 to September 22, 2000, when the Company announced that the FDA had informed the Company that it would be receiving a "not approvable" letter for its new drug application for Aptosyn(R). In February 2002, a stipulation of settlement was agreed to. Pursuant to this stipulation of settlement, and following a preliminary order by the court, the Company's insurance carrier paid $2.0 million into escrow and the Company issued
1.7 million shares into escrow. On September 23, 2002, following a hearing, the Court entered a final order approving the settlement and dismissing the action at which time the $2.0 million and 1.7 million shares were released from escrow. The time to appeal therefrom has expired. As of December 31, 2001, the Company recorded the fair value of the 1.7 million shares of Common Stock of $7,837,000, as an increase to additional paid-in capital and recorded a charge to litigation settlement expense for the then fair value of the Common Stock. For the year ended December 31, 2002, the fair value of the 1.7 million shares was adjusted to $1,088,000 based on the final fair value of the shares as of September 23, 2002, which resulted in a $6,749,000 reduction to the litigation settlement expense and a decrease to additional paid-in capital during the year ended December 31, 2002.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for the years ended December 31, 2002 and 2001 is as follows:

                                                            2002
                                   ------------------------------------------------------
                                    MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                   -----------   -----------   ------------   -----------
REVENUES:
Product sales....................  $        --   $        --   $    88,267    $   448,606
Marketing services...............           --       303,578       307,686             --
                                   -----------   -----------   -----------    -----------
                                            --       303,578       395,953        448,606
                                   -----------   -----------   -----------    -----------
EXPENSES:
Cost of products sold............           --            --        28,542        191,164
Research and development.........    4,311,246     4,116,395     4,659,505      4,057,963
Selling, general and
  administrative.................    2,259,476     2,513,794     1,957,829      1,973,282
Litigation settlement and
  expense(1).....................     (850,000)   (4,437,000)   (1,462,000)            --
                                   -----------   -----------   -----------    -----------
                                     5,720,722     2,193,189     5,183,876      6,222,409
                                   -----------   -----------   -----------    -----------
  Operating loss.................   (5,720,722)   (1,889,611)   (4,787,923)    (5,773,803)
Interest income, net.............       88,821       101,928        64,696         45,392
                                   -----------   -----------   -----------    -----------
Net loss.........................  $(5,631,901)  $(1,787,683)  $(4,723,227)   $(5,728,411)
                                   ===========   ===========   ===========    ===========
Basic and diluted net loss per
  Common share...................  $     (0.18)  $     (0.05)  $     (0.14)   $     (0.15)
                                   ===========   ===========   ===========    ===========

                                                           2001
                                  -------------------------------------------------------
                                   MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                  -----------   -----------   ------------   ------------
REVENUES:
Marketing services..............  $   316,973   $        --   $   306,808    $    318,450
                                  -----------   -----------   -----------    ------------
EXPENSES:
Research and development........    3,782,214     3,415,882     5,210,684       5,356,463
Selling, general and
  administrative................    1,942,632     1,920,761     1,723,016       2,169,719
Litigation settlement and
  expense(1)....................           --            --            --       8,492,000
                                  -----------   -----------   -----------    ------------
                                    5,724,846     5,336,643     6,933,700      16,018,182
                                  -----------   -----------   -----------    ------------
  Operating loss................   (5,407,873)   (5,336,643)   (6,626,892)    (15,699,732)
Interest income, net............      641,006       459,129       378,021         188,549
                                  -----------   -----------   -----------    ------------
Net loss........................  $(4,766,867)  $(4,877,514)  $(6,248,871)   $(15,511,183)
                                  ===========   ===========   ===========    ============
Basic and diluted net loss per
  Common share..................  $     (0.15)  $     (0.16)  $     (0.20)   $      (0.50)
                                  ===========   ===========   ===========    ============

(1) See Note 14.