Form 10-Q
period 2003-03-31
CELL PATHWAYS INC /DE
filed 2003-05-14
CIK 1066284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2003 or

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At April 30, 2003 there were 39,475,882 shares of Common Stock, par value $0.01 per share, outstanding.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                               INDEX TO FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                                                        Page
                                                                                        ----
PART 1        FINANCIAL INFORMATION (UNAUDITED)

    Item 1    Financial Statements:

              Consolidated Balance Sheets as of March 31, 2003
              and December 31, 2002.............................................          3

              Consolidated Statements of Operations for the three
              months ended March 31, 2003 and 2002 and for the period
              from inception (August 10, 1990) to March 31, 2003................          4

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 2003 and 2002 and for the period
              from inception (August 10, 1990) to March 31, 2003................          5

              Notes to Consolidated Financial Statements .......................          6-10

    Item 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................          11-15

    Item 3    Quantitative and Qualitative Disclosures about Market Risk........          16

    Item 4    Controls and Procedures...........................................          16

PART II       OTHER INFORMATION

    Item 6    Exhibits and Reports on Form 8-K..................................          16

              Signatures........................................................          17

              Sarbanes-Oxley Section 302(a) Certifications......................          18-21

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                        MARCH 31,       DECEMBER 31,
                                                                          2003              2002
                                                                    --------------    --------------
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.....................................    $    5,984,766    $   10,920,335
  Accounts receivable...........................................           330,018           472,012
  Inventory.....................................................         2,430,849         2,140,615
  Prepaid expenses and other ...................................           802,118           792,610
                                                                    --------------    --------------
  Total current assets..........................................         9,547,751        14,325,572

EQUIPMENT, FURNITURE and LEASEHOLD IMPROVEMENTS.................           689,310           785,766
RESTRICTED CASH.................................................           468,687           468,233
NOTES RECEIVABLE FROM OFFICERS..................................           954,576           938,972
PRODUCT DISTRIBUTION RIGHTS.....................................           883,333           908,333
OTHER ASSETS....................................................            43,289            42,808
                                                                    --------------    --------------
                                                                    $   12,586,946    $   17,469,684
                                                                    ==============    ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of note payable...............................    $      104,808    $      180,330
  Current installments of obligation under capital lease........            58,358            57,086
  Accounts payable..............................................         2,077,471           718,023
  Accrued compensation..........................................           372,950           198,842
  Deferred revenue..............................................         1,018,722         1,492,346
  Other accrued liabilities.....................................         2,773,032         3,082,995
                                                                    --------------    --------------
  Total current liabilities.....................................         6,405,341         5,729,622
                                                                    --------------    --------------
OBLIGATION UNDER CAPITAL LEASE..................................            21,583            36,668
                                                                    --------------    --------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized,
  none issued and outstanding ..................................                --                --
  Common Stock, $.01 par value, 150,000,000 shares authorized;
  39,475,882 and 39,363,698 shares issued and outstanding ......           394,759           393,637
  Additional paid-in capital....................................       152,565,427       152,524,388
  Deferred Compensation.........................................           (54,926)          (58,672)
  Deficit accumulated during the development stage..............      (146,745,238)     (141,155,959)
                                                                    --------------    --------------
  Total stockholders' equity ...................................         6,160,022        11,703,394
                                                                    --------------    --------------
                                                                    $   12,586,946    $   17,469,684
                                                                    ==============    ==============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                       PERIOD FROM
                                                   THREE MONTHS ENDED                   INCEPTION
                                                        MARCH 31,                   (AUGUST 10, 1990)
                                           ---------------------------------               TO
                                                2003               2002              MARCH 31, 2003
                                           --------------     --------------         --------------
REVENUES:
  Product sales.........................   $      522,414     $           --         $    1,059,287
  Marketing services....................               --                 --              1,883,189
                                           --------------     --------------         --------------
                                                  522,414                 --              2,942,476
                                           --------------     --------------         --------------

EXPENSES:
   Cost of products sold................          189,595                 --                409,301
   Research and development.............        3,456,436          4,311,246            114,007,781
   Selling, general and administrative..        2,489,371          2,259,476             40,871,669
   Litigation settlement and expense....               --           (850,000)             1,743,000
                                           --------------     --------------         --------------
                                                6,135,402          5,720,722            157,031,751
                                           --------------     --------------         --------------
     Operating loss.....................       (5,612,988)        (5,720,722)          (154,089,275)
INTEREST INCOME, net....................           23,709             88,821              7,344,037
                                           --------------     --------------         --------------
NET LOSS................................   $   (5,589,279)    $   (5,631,901)        $ (146,745,238)
                                           ==============     ==============         ==============
Basic and diluted net loss per Common
Share...................................   $        (0.14)    $        (0.18)
                                           ==============     ==============
Shares used in computing basic and
   diluted net loss per Common Share....       39,431,821         31,322,203
                                           ==============     ==============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                             PERIOD FROM
                                                            THREE MONTHS ENDED                INCEPTION
                                                                MARCH 31,                 (AUGUST 10, 1990)
                                                   ----------------------------------             TO
                                                        2003                 2002           MARCH 31, 2003
                                                   -------------         ------------       -------------
OPERATING ACTIVITIES:
  Net loss...................................      $  (5,589,279)        $ (5,631,901)      $(146,745,238)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Settlement of litigation through agreement
   to Issue Common Stock ....................                 --             (850,000)          1,088,000
  Depreciation and amortization expense......            114,667              128,400           2,969,382
  Loss on disposal of assets ................              6,789                   --              26,444
  Interest income on notes receivable from
   officers .................................            (14,260)             (13,152)           (125,020)
  Interest income on promissory note from
   director .................................               (481)                (284)            (14,448)
  Amortization of deferred compensation .....              3,746                3,745              19,974
  Issuance of Common Stock for services
   rendered..................................                 --                   --              48,578
  Issuance of Common Stock options for
   services rendered.........................                 --              (22,273)            490,393
  Provision for redemption of Redeemable
   Preferred Stock...........................                 --                   --           1,017,387
  Write-off of deferred offering costs.......                 --                   --             469,515
  (Increase) decrease in accounts receivable.            141,994              318,450            (330,018)
  Increase in inventory......................           (290,234)                  --          (2,430,849)
  Increase (decrease) in deferred revenue....           (473,624)                  --           1,018,722
  Increase in prepaid expenses and other
   current assets............................             (9,508)          (1,881,083)           (483,492)
  Increase (decrease) in reserve for notes
   receivable from officers..................             (1,334)                  --             113,398
  (Increase) decrease in other assets........                (10)                (469)            108,440
  Other......................................                 --                   --              68,399
  Increase (decrease) in accounts payable and
   accrued liabilities.......................          1,223,593             (382,898)          2,602,462
  Decrease in accrued litigation settlement
   and expense...............................                 --             (367,085)                 --
                                                   -------------         ------------       -------------
  Net cash flows used in operating activities         (4,887,941)          (8,698,550)       (140,087,971)
                                                   -------------         ------------       -------------
INVESTING ACTIVITIES:
  Purchase of equipment, furniture and
   leasehold improvements....................                 --              (59,075)         (5,876,205)
  Sale of leasehold improvements.............                 --                  --            3,000,000
  Purchase of marketing and distribution
   rights....................................                 --           (1,000,000)         (1,000,000)
  Increase in notes receivable from officers.                 --                   --            (942,954)
  Cash paid for deposits.....................                 --                   --             (50,767)
  (Purchase) sale of short term investments..                 --            5,352,749                  --
                                                   -------------         ------------       -------------
  Net cash flows provided by (used in)
   investing activities......................                 --            4,293,674          (4,869,926)
                                                   -------------         ------------       -------------
FINANCING ACTIVITIES:
  Proceeds from the issuance of Common Stock,
   net of related offering costs.............                 --            8,007,324          47,262,604
  Proceeds from the exercise of Series E, F,
   G,  and Common Stock warrants to purchase
    stock....................................                 --                   --          19,966,894
  Proceeds from the issuance of Common Stock
   under the Employee Stock Purchase Plan....             22,961               92,018             854,163
  Proceeds from issuance of Convertible
   Preferred Stock, net of related offering
    costs....................................                 --                   --          47,185,046
  Proceeds from the transaction with Tseng
   Labs, Inc. ...............................                 --                   --          27,966,372
  Proceeds from the exercise of options to
   purchase Common Stock.....................             19,200                   --           2,865,891
  Redemption of Redeemable Preferred Stock...                 --                   --            (546,051)
  Proceeds from bridge loan..................                 --                   --             791,000
  Partner cash contributions.................                 --                   --           5,312,355
  Increase in restricted cash................               (454)              (1,260)           (468,687)
  Cash received  from stock subscription.....                 --               50,967              74,593
  Principal payments under capital lease
   obligations...............................            (13,813)              (9,814)           (426,325)
  Proceeds from borrowings...................                 --                   --             950,000
  Repayment of borrowings....................            (75,522)             (65,843)           (845,192)
                                                   -------------         ------------       -------------
   Net cash flows provided by (used in)
     financing activities....................            (47,628)           8,073,392         150,942,663
                                                   -------------         ------------       -------------
  Net increase (decrease) in cash and cash
   equivalents...............................         (4,935,569)           3,668,516           5,984,766
  CASH AND CASH EQUIVALENTS, beginning of
   period....................................         10,920,335            2,905,767                  --
                                                   -------------         ------------       -------------
  CASH AND CASH EQUIVALENTS, end of period...       $  5,984,766        $   6,574,283        $  5,984,766
                                                    ============        =============       =============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      CELL PATHWAYS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and, as of November 3, 1998, the successor to, a Delaware corporation of the same name. As the context requires, "Company", is used herein to signify the successor and/or the predecessor corporations.

         The Company is a development stage pharmaceutical company focused on the research and development of products to treat and prevent cancer, and the future commercialization of such products. The Company also markets and sells Gelclair(TM) Concentrated Oral Gel ("Gelclair(TM)") manufactured by Sinclair Pharmaceuticals Ltd. of the United Kingdom ("Sinclair"). The Company has not generated any revenues from the sale of its own products to date, nor is there any assurance of any future product revenues from the development of its products. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company had planned to continue to finance operations through debt and equity financings, profits from the sale of Gelclair(TM) and corporate alliances. In February 2003, the Company entered into an acquisition agreement with OSI Pharmaceuticals, Inc. ("OSI") whereby, if adopted by the Company's stockholders, the Company will merge with a subsidiary of OSI. The merger is subject to approval by the Company's stockholders and certain other customary conditions. There is no assurance that the merger will be approved by the Cell Pathways stockholders or that other conditions will be satisfied. If the merger should not occur, there is no assurance that additional funding will be available on terms acceptable to the Company, if at all, or that profits will be generated from the sale of Gelclair(TM) in which case the Company would probably suspend or cease operations. The Company will likely be considered to be in the development stage until such time, if ever, it receives approval for, or generates significant revenues from the marketing and selling of one or more of its pharmaceutical drug candidates, or generates significant revenues from its marketing and selling of products made by others, such as Gelclair(TM).

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

         In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron(R) Agreement") with Aventis
Pharmaceuticals Inc. ("Aventis"), to market Nilandron(R) to urologists in the
U. S. and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market and promote Nilandron(R) in September 2000 through the use of a dedicated third party sales force. Under the terms of the Nilandron(R) Agreement, the Company was responsible for its marketing and promotion expenses and received from Aventis a percentage of the gross margin on Aventis' sales in excess of a pre-established gross margin threshold, if any. The Company's agreement with Aventis terminated in October 2002.

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

         In August 2002, the Company signed a four-year exclusive agreement with John O. Butler Company ("Butler") to market and, to a limited extent, distribute Gelclair(TM) to the dental market within the U.S. and, if and when approved for sale, in Canada. Butler is a leading international supplier of oral health care products. Butler commenced its launch of Gelclair(TM) in the dental market in the U.S. in the fourth quarter of 2002.

         In October 2002, the Company signed a three-year agreement with Celgene Corporation ("Celgene") to co-promote Gelclair(TM) in the oncology markets and markets other than the dental market in the U.S. Celgene has an oncology field sales force in excess of 90 representatives. Celgene commenced field sales promotional efforts in mid-November 2002. Cell Pathways terminated its own sales force in the fourth quarter of 2002. Celgene will receive a fixed percentage of net sales of Gelclair(TM) in the oncology and other markets.

         In October 2002, the Company implemented a restructuring of its work force eliminating 20% of its staff and reducing its efforts in research, discovery and pre-clinical development of earlier-stage compounds, and subsequently, upon signing an agreement with Celgene to promote Gelclair(TM) in the U.S. oncology market, eliminated its 16 person sales force and subsequently terminated its agreement with Aventis to promote Nilandron(R). A further reduction of approximately 15% of the Company's work force occurred in late February 2003. Both the work force reductions and elimination of the sales force were for the purpose of decreasing future expenses by approximately $2.6 million annually. If the merger with OSI does not occur, the Company will need to take appropriate steps to further reduce the work force, reduce, eliminate or delay research and development programs, reduce overall expenditures and reduce or suspend operations until appropriate sources of funding are available, if ever, on terms acceptable to the Company. As of March 31, 2003, the Company had a deficit accumulated during the development stage of $146,745,238.

         In January 2003, the Company received notification from Nasdaq that the Company's stock would be delisted from the Nasdaq National Market because the Company's stock price fell below the minimum bid requirements and thereby failed to comply with Nasdaq marketplace rules. The Company appealed the delisting notification, and Nasdaq determined to continue listing the Company's securities on the Nasdaq National Market until June 30, 2003 in order to allow consummation of the merger with OSI, provided the Company complies with all of the requirements for continued listing, with the exception of the minimum bid requirement, on the Nasdaq National Market.

         In February 2003, the Company entered into an acquisition agreement with OSI whereby OSI would acquire the Company in a stock-for-stock transaction. Under the terms of the acquisition agreement, the Company will merge with a subsidiary of OSI and become a wholly-owned subsidiary of OSI. OSI will exchange
0.0567 shares of OSI common stock for each outstanding share of the Company's Common Stock. OSI will also provide additional consideration in the form of a non-tradable five-year contingent value right through which each share of the Company's Common Stock outstanding upon the closing of the acquisition will be eligible for an additional 0.04 share of OSI common stock in the event an NDA for either Aptosyn(R) or CP461 is accepted for filing by the FDA. If the merger agreement is adopted by the Company's stockholders and the other conditions are satisfied, it is anticipated that the merger will be closed in the second quarter of 2003.

Basis of Presentation

         The unaudited consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results may not be indicative of the results that may be expected for the year. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

Concentration of Credit Risk

         As of March 31, 2003, one wholesale customer represented 90% of the $330,018 of accounts receivable due from shipments of Gelclair(TM). Credit risk is controlled through use of credit limits, credit approvals and periodic credit evaluations of wholesale customers.

2.    GOING CONCERN:

         The Company has incurred negative cash flows from operations since inception and, as of March 31, 2003, the Company had a deficit accumulated during the development stage of $146,745,238. Management believes that the

Company's existing cash and cash equivalents will be adequate to fund operations through the second quarter of 2003, based on projected revenue and expenditure levels. Should appropriate sources of funding not be available on terms acceptable to the Company, management would take additional actions which could include a further reduction in work force, a reduction in overall expenditures, the delay or elimination of certain clinical trials and research activities and the reduction or suspension of operations until such time as appropriate sources of funding are available. In February 2003, the Company entered into an agreement and plan of merger with OSI whereby, if approved by the Company's stockholders, the Company would be acquired by OSI. There is no assurance, however, that the transaction with OSI will be approved by the Company's stockholders. Should the transaction not be approved by the Company's stockholders, there is no assurance that additional funding will be available on terms acceptable to the Company, if at all, to enable the Company to continue operations.

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.    INVENTORY

         Inventory is comprised solely of Gelclair(TM) and is stated at the lower of cost or market, as determined using the first-in, first-out method. Inventory at March 31, 2003 and December 31, 2002, consisted of the following:

                                             March 31, 2003    December 31, 2002
                                               ----------         ----------
               Finished goods on hand .....    $2,075,715         $1,632,149
               Inventory subject to return.       355,134            508,466
                                               ----------         ----------
                                               $2,430,849         $2,140,615
                                               ==========         ==========

         Inventory subject to return represents the amount of Gelclair(TM) shipped to wholesale customers which has not been recognized as revenue (see
Note 6).

4.    NOTES RECEIVABLE FROM OFFICERS:

         During the years ended December 31, 2002, 2001 and 2000, the Company made loans of $54,000, $256,000 and $632,954, respectively, to two of its officers that were outstanding as of March 31, 2003. The loans are evidenced by promissory notes which bear interest at a rate of 6% annually; principal and interest are repayable five years from date of issuance. The loans, including accrued interest, are secured by subordinate mortgages on real property and are reviewed periodically to assess their realizable value. The Company has recorded an allowance against one of the officer's loans. As of March 31, 2003 and December 31, 2002, the balances of the allowance were $113,398 and $114,742, respectively. The officer loans and accrued interest of $125,020 as of March 31, 2003 are presented net of the allowance on the accompanying consolidated balance sheet.

5.    STOCK-BASED COMPENSATION:

         The Company accounts for stock option grants to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the Company's stock option plans, options are granted at the fair market value on the date of the grant, and therefore no compensation expense is recognized for stock options granted to employees.

         The Company follows the disclosure provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation, and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Had compensation cost for option grants to employees been recognized in the consolidated statement of operations under the fair value method as prescribed in SFAS No. 123 and No. 148, the Company's net loss would have increased to the following pro forma amounts:

                                                                     Three Months Ended March 31,
                                                              -----------------------------------------
                                                                 2003                          2002
                                                              ------------                 ------------
         Net loss:
             As reported.................................     $ (5,589,279)                $ (5,631,901)
             Add:     Stock-based employee compensation
                      included in net loss...............            3,746                        3,746
             Deduct:  Total stock-based employee
                      compensation expense determined
                      under fair-value based method for
                      all awards.........................         (915,092)                  (1,273,656)
                                                              ------------                 ------------
         Pro forma.......................................     $ (6,500,625)                $ (6,901,811)
                                                              ============                 ============

         Basic and diluted net loss per Common Share:
            As reported..................................     $      (0.14)                 $     (0.18)
                                                              ============                  ============
            Pro forma....................................     $      (0.16)                 $     (0.22)
                                                              ============                  ===========

6.    REVENUE RECOGNITION:

         Product sales of Gelclair(TM) to the Company's wholesale customers were initiated in the U.S. in June 2002. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists", given the limited sales history of Gelclair(TM), the Company at this time defers the recognition of revenue on product shipments of Gelclair(TM) to wholesale customers until such time as the product is prescribed to the end user. At each reporting period, the Company monitors shipments from wholesale customers to pharmacies and hospitals, wholesale customer reorder history and prescriptions filled by pharmacies based on prescription data from external, independent sources. When this data indicates a flow of product through the supply chain, which indicates that returns are less likely to occur, product revenue is recognized. For the three months ended March 31, 2003 and for the year ended December 31, 2002, shipments to wholesale customers were $59,280 and $2,099,277, respectively, of which $522,414 and $536,873, respectively, have been recognized as product revenues with the balance, net of discounts and a marketing fee paid to Butler for direct sales to dentists, recorded as deferred revenue in the accompanying balance sheet. In addition, the related cost of the product shipped to wholesale customers that has not been recognized as revenue has been reflected as inventory subject to return (See Note 3).

7.    BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company presents basic and diluted net loss per Common share pursuant to SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted net loss per Common share. "Basic" net loss per Common share equals net loss divided by the weighted average Common shares outstanding during the period. "Diluted" net loss per Common share equals net loss divided by the sum of the weighted average Common shares outstanding during the period plus Common Stock equivalents. The Company's basic and diluted net loss per share amounts are the same since the assumed exercise of stock options and warrants is anti-dilutive due to the Company's losses. The amount of Common Stock equivalents excluded from the calculation are options and warrants to purchase 3,937,969 and 8,905,022 shares of Common Stock as of March 31, 2003 and 2002, respectively. In addition, the weighted average Common shares outstanding as of March 31, 2002 excludes 1,700,000 shares which as of March 31, 2002 were planned to be issued in connection with the Company's settlement of class action litigation, and which were subsequently issued in accordance with the settlement that was finalized in September 2002.

8.    RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cell Pathways, Inc. was incorporated in Delaware in July 1998 as a subsidiary of, and, as of November 3, 1998, the successor to, a Delaware corporation of the same name. As the context requires, "Cell Pathways", the "Company" or "CPI" is used herein to signify the successor and/or the predecessor corporations.

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

OVERVIEW

         Cell Pathways is a development stage pharmaceutical company focused on the research and development of products to treat and prevent cancer, and the future commercialization of such products. Cell Pathways also markets and sells Gelclair(TM) manufactured by Sinclair. The Company has not generated any revenues from the sale of its own products to date, nor is there any assurance of any future product revenues from the development of its products. The Company's intended products are subject to long development cycles and there is no assurance the Company will be able to successfully develop, manufacture, obtain regulatory approval for or market its products. During the period required to develop its products, the Company had planned to continue to finance operations through debt and equity financings, profits from the sale of Gelclair(TM) and corporate alliances. Management believes that the Company's existing cash and cash equivalents of $6.0 million as of March 31, 2003 will be adequate to sustain operations through the second quarter of 2003, based on projected revenue and expenditures. In February 2003, the Company entered into an acquisition agreement with OSI whereby, if adopted by the Company's stockholders, the Company will merge with a subsidiary of OSI. The merger is subject to approval by the Company's stockholders and certain other customary conditions. There is no assurance that the merger will be approved by the Cell Pathways stockholders or that other conditions will be satisfied. If the merger should not occur, there is no assurance that additional funding will be available on terms acceptable to the Company, if at all, or that profits will be generated from the sale of Gelclair(TM), in which case the Company would probably suspend or cease operations. The Company will likely be considered to be in the development stage until such time, if ever, it receives approval for, or generates significant revenues from the marketing and selling of one or more of its pharmaceutical drug candidates, or generates significant revenues from its marketing and selling of products made by others, such as Gelclair(TM).

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

         In July 2000, the Company entered into an exclusive marketing and promotion agreement (the "Nilandron(R) Agreement") with Aventis
Pharmaceuticals Inc. ("Aventis"), to market Nilandron(R)(nilutamide) to urologists in the U.S. and Puerto Rico for use in patients who suffer from prostate cancer. The Company began to market and promote Nilandron(R) in September of 2000 through the use of a dedicated third party sales force. Under the terms of the Nilandron(R) Agreement, the Company was responsible for its marketing and promotion expenses and received from Aventis a percentage of the gross margin on Aventis' sales in excess of a pre-established gross margin threshold, if any. The Nilandron(R) Agreement terminated in October 2002. The Company did not recognize any revenue under the Nilandron(R) Agreement in the first quarter of 2002.

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

         In August 2002, the Company signed a four-year exclusive agreement with John O. Butler Company ("Butler") to market and , to a limited extent, distribute Gelclair(TM) to the dental market within the U.S. and, if and when approved for sale, in Canada. Butler is a leading international supplier of oral health care products. Butler commenced its launch of Gelclair(TM) in the dental market in the U.S. in the fourth quarter of 2002.

         In October 2002, the Company signed a three-year agreement with Celgene Corporation ("Celgene") to co-promote Gelclair(TM) in the oncology markets and markets other than the dental market in the U.S. Celgene has an oncology field sales force in excess of 90 representatives. Celgene commenced field sales promotional efforts in mid-November 2002. Cell Pathways terminated its own sales force in the fourth quarter of 2002. Celgene will receive a fixed percentage of net sales of Gelclair(TM) in the oncology and other markets.

         In October 2002, the Company implemented a restructuring of its work force eliminating 20% of its staff and reducing its efforts in research, discovery and pre-clinical development of earlier-stage compounds, and subsequently, upon signing an agreement with Celgene to promote Gelclair(TM) in the U.S. oncology market, eliminated its 16 person sales force and subsequently terminated its agreement with Aventis to promote Nilandron(R). A further reduction of approximately 15% of the Company's work force occurred in late February 2003. Both the work force reductions and elimination of the sales force were for the purpose of decreasing future expenses by approximately $2.6 million annually. If the merger with OSI does not occur, the Company will need to take appropriate steps to further reduce the work force, reduce, eliminate or delay research and development programs and reduce overall expenditures until appropriate sources of funding are available, if ever, on terms acceptable to the Company. As of March 31, 2003, the Company had a deficit accumulated during the development stage of $146,745,238.

         In January 2003, the Company received notification from Nasdaq that the Company's stock would be delisted from the Nasdaq National Market because the Company's stock price fell below the minimum bid requirements and thereby failed to comply with Nasdaq marketplace rules. The Company appealed the delisting notification, and Nasdaq determined to continue listing the Company's securities on the Nasdaq National Market until June 30, 2003 in order to allow consummation of the merger with OSI, provided the Company complies with all of the requirements for continued listing, with the exception of the minimum bid requirement, on the Nasdaq National Market.

         In February 2003, the Company entered into an acquisition agreement with OSI whereby OSI would acquire the Company in a stock-for-stock transaction. Under the terms of the acquisition agreement, the Company will merge with a subsidiary of OSI and become a wholly-owned subsidiary of OSI. OSI will exchange
0.0567 shares of OSI common stock for each outstanding share of the Company's Common Stock. OSI will also provide additional consideration in the form of a non-tradable five-year contingent value right through which each share of the Company's Common Stock outstanding upon the closing of the acquisition will be eligible for an additional 0.04 share of OSI common stock in the event an NDA for either Aptosyn(R) or CP461 is accepted for filing by the FDA. If the merger agreement is adopted by the Company's stockholders and the other conditions are satisfied, it is anticipated that the merger will be closed in the second quarter of 2003.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002.

         Total revenues for the three months ended March 31, 2003 were $522,414 compared to no revenues for the same period of 2002. Total revenues represented revenue recognized on product sales of Gelclair(TM) which were initiated in June 2002. The Company defers the recognition of revenue on product shipments of Gelclair(TM) to wholesale customers until such time that the product is prescribed to the end user. At each reporting period, the Company monitors shipments from wholesale customers to pharmacies and hospitals, wholesale customer reorder history and prescriptions filled by pharmacies based on prescription data from external, independent sources. When this data indicates a flow of product through the supply chain, which indicates that returns are less likely to occur, product revenue is recognized.

         Total operating expenses, including cost of products sold, for the three months ended March 31, 2003 were $6,135,402 compared to $5,720,722 for the same period of 2002, an increase of $414,680 or 7.2%. Included in total expenses for the three months ended March 31, 2002 was an $850,000 non-cash reduction of litigation settlement and expense related to the Company's agreement in principle, at that time, to settle its securities class action litigation. This adjustment to the amount previously recorded as of December 31, 2001 represented the change in the fair value of the 1.7 million shares of the Company's Common Stock which was planned to be issued in connection with the settlement. Until such time as the settlement was approved by the court, the Company adjusted the value of the 1.7 million shares based on the then current fair value of the shares. The litigation settlement was finalized in September 2002.

         Cost of products sold, related to the sales of Gelclair(TM), for the three months ended March 31, 2003 was $189,595 or 36.3% of product revenues. There was no cost of products sold for the same period in 2002 since the Company began selling Gelclair(TM) in June 2002.

         Research and development expenses for the three months ended March 31, 2003 were $3,456,436 compared to $4,311,246 for the same period of 2002, a decrease of $854,810, or 19.8%. This decrease was primarily the result of a decrease of approximately $506,000 in personnel related expenses due to reductions in staff, a decrease of approximately $420,000 in clinical study fees primarily due to the Company's Phase III study of Aptosyn(R) in combination with Aventis drug Taxotere(R) in patients with non-small cell lung cancer, a decrease of approximately $110,000 in research supplies and a decrease of approximately $50,000 in scientific advisory board expenses. These decreases were partially offset by an increase of approximately $260,000 in expenses associated with the development of CP461.

         Selling, general and administrative expenses for the three months ended March 31, 2003 were $2,489,371 compared to $2,259,476 for the same period of 2002, an increase of $229,895 or 10.2%. This increase was due primarily to an increase of approximately $685,000 in consulting expenses related to business development activities and the pending acquisition by OSI, an increase of approximately $440,000 in accounting and legal expenses associated with the pending acquisition by OSI and an increase of approximately $105,000 related to marketing activities for Gelclair(TM). These increases were partially offset by a reduction in personnel expenses of approximately $662,000 due to reductions in staffing and bonuses and reductions in marketing consulting expenses of approximately $225,000.

         Interest income, net of interest expense, was $23,709 for the three months ended March 31, 2003 compared to $88,821 for the same period of 2002, a decrease of $65,112 due to lower average cash balances and lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily with the net proceeds received from the sale of equity securities, including the transaction with Tseng. Financing activities have generated net proceeds of $151.0 million from inception through March 31, 2003.

         As of March 31, 2003, the Company had cash and cash equivalents of $5,984,766, a decrease of $4,935,569 from December 31, 2002. This decrease was primarily the result of cash used to fund operations for the three months ended March 31, 2003. The Company invests its excess cash primarily in low risk, highly liquid money market funds. As of March 31, 2003, the Company had $468,687 in a restricted cash account pledged for a security deposit under the lease of its Horsham, Pennsylvania facility.

         CPI leases approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania under a ten - year lease which expires in 2008 and which contains two five - year renewal options. The Company believes its facilities will be adequate for the foreseeable future.

         During the years ended December 31, 2002, 2001 and 2000, Cell Pathways made loans of $54,000, $256,000 and $632,954, respectively, to two of its officers that were outstanding at March 31, 2003. The loans, including accrued interest, are repayable five years from the date of issuance. The Company has recorded an allowance against one of the officer's loans. At March 31, 2003 and December 31, 2002, the balances of the allowances were $113,398 and $114,742, respectively.

         Under the Gelclair(TM) Agreement, the Company has committed to inventory purchases of $4.7 million and $5.0 million in 2003 and 2004, respectively, and annual marketing expenditures of $750,000, $500,000 and $250,000 for 2003 through 2006, 2007 through 2008 and 2009 through 2011, respectively. In addition, The Company is obligated to spend $1.3 million annually for direct sales force efforts. Cell Pathways has agreements with Celgene and Butler that satisfy this obligation through 2006. Cell Pathways could be responsible for milestone payments totaling $3.0 million related to the achievement of certain sales, patent and clinical trial milestones.

         In January 2003, the Company received notification from Nasdaq that the Company's stock would be delisted from the Nasdaq National Market because the Company's stock price fell below the minimum bid requirements and thereby failed to comply with Nasdaq marketplace rules. The Company appealed the delisting notification, and Nasdaq determined to continue listing the Company's securities on the Nasdaq National Market until June 30, 2003 in order to allow consummation of the merger with OSI, provided the Company complies with all of the requirements for continued listing, with the exception of the minimum bid requirement, on the Nasdaq National Market.

         In February 2003, the Company entered into a merger agreement with OSI whereby OSI would acquire the Company in a stock-for-stock transaction. Under the terms of the merger agreement, the Company will merge with a subsidiary of OSI and become a wholly-owned subsidiary of OSI. OSI will exchange 0.0567 shares of OSI common stock for each share of the Company's Common Stock outstanding at the closing of the acquisition. OSI will also provide additional consideration in the form of a non-tradable five-year contingent value right through which each outstanding share of the Company's Common Stock will be eligible for an additional 0.04 share of OSI common stock in the event an NDA for either Aptosyn(R) or CP461 is accepted for filing by the FDA. If the merger agreement is adopted by the Company's stockholders and the other conditions are satisfied, it is anticipated that the merger will be closed in the second quarter of 2003.

         Cell Pathways believes, based on its current operating plan, that its existing cash and cash equivalents balance of $5,984,766 as of March 31, 2003 will be adequate to sustain operations through the second quarter of 2003. If the merger with OSI does not occur, Cell Pathways would take appropriate steps to further reduce expenses, eliminate or delay research and development programs and reduce or suspend operations until appropriate sources of funding are available, if ever, on terms acceptable to Cell Pathways. There is no assurance that the transaction with OSI will be approved by the Cell Pathways stockholders. Should the transaction not be approved by the Cell Pathways stockholders, there is no assurance that additional funding will be available on terms acceptable to Cell Pathways, if at all. These factors raise substantial doubt about Cell Pathways' ability to continue as a going concern. The Cell Pathways consolidated financial statements included in this Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

INFLATION

         The Company does not believe that inflation has had any significant impact on its business to date.

INCOME TAXES

         As of March 31, 2003, the Company had net operating loss carryforwards ("NOLs") for income tax purposes available to offset future federal income tax, subject to limitations for alternative minimum tax. In addition, the Company has other significant deferred tax assets that will also offset future income tax. As the Company has not yet achieved profitable operations, management believes the tax assets do not satisfy the realization criteria of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and therefore the Company has recorded a valuation allowance for the entire amount of its net tax asset as of March 31, 2003. (Also see Note 13 of notes to consolidated financial statements in the Company's December 31, 2002 annual report on Form 10-K.)

         The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOLs from tax periods prior to the ownership change. The Company believes that the transaction with Tseng triggered such limitation. In addition, the OSI merger would trigger an additional limitation. The annual limitation triggered by the proposed OSI transaction could result in a significant portion of Cell Pathways' NOLs expiring.

CRITICAL ACCOUNTING POLICIES

         The Company's critical accounting policies are described in the Company's December 31, 2002 annual report on Form 10-K. There have been no changes to the Company's critical accounting policies since year end.

COMMITMENTS

         The Company's commitments and contractual obligations are described in the Company's December 31, 2002 annual report on Form 10-K. There have been no material changes to the Company's commitments and contractual obligations since year end.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. The Company is adverse to principal loss and seeks to limit default risk, market risk and reinvestment risk. In particular, the Company does not use derivative financial instruments in its investment portfolio, places its investments with high quality issuers and limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities, which include money market funds, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio has included only marketable securities with active secondary or resale markets to ensure portfolio liquidity and has historically been invested in securities which have original maturities of less than twelve months to ensure principal preservation. As of March 31, 2003, the Company was primarily invested in money market funds, which were classified as cash and cash equivalents in the Company's financial statements. The investments had principal amounts of $5,984,766, an average interest rate of 0.5% and maturities of less than three months.

ITEM 4.  CONTROLS AND PROCEDURES

a. Within the 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and required to be included in the Company's periodic SEC filings.

b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

         Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(b) The Registrant filed a Report on Form 8-K on February 12, 2003 reporting under Item 5 Other Events the agreement to be acquired by OSI Pharmaceuticals, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CELL PATHWAYS, INC.

Dated: May 14, 2003       By:  /s/ Robert J. Towarnicki
                          --------------------------------------------
                          Robert J. Towarnicki

                          Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)



Dated: May 14 , 2003      By:  /s/ Brian J. Hayden
                          --------------------------------------------
                          Brian J. Hayden

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:   May 14, 2003                       /s/  Robert J. Towarnicki
                                              -------------------------
                                              Robert J. Towarnicki
                                              Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: May 14, 2003                      /s/  Brian J. Hayden
                                            --------------------
                                            Brian J. Hayden
                                            Chief Financial Officer